Form 10-Q
period 2021-06-30
BIODESIX INC
filed 2021-08-10
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 6, 2021, the registrant had 26,970,640 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed on March 16, 2021. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, results of operations, business strategy and plans, and objectives of management for future operations, as well as statements regarding industry trends, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

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

ii

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$56,349	$62,126
Accounts receivable, net of allowance for doubtful accounts of $168 and $180	5,281	15,304
Other current assets	6,820	8,710
Total current assets	68,450	86,140
Non‑current assets
Property and equipment, net	3,378	3,178
Intangible assets, net	12,400	13,260
Other long-term assets	2,545	3,461
Goodwill	15,031	15,031
Total non‑current assets	33,354	34,930
Total assets	$101,804	$121,070

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,160	$8,964
Accrued liabilities	6,198	7,789
Deferred revenue	2,182	3,532
Current portion of contingent consideration	8,626	—
Current portion of notes payable	3,106	11,840
Total current liabilities	21,272	32,125
Non‑current liabilities
Long‑term notes payable, net of current portion	29,955	15,926
Contingent consideration	23,217	29,932
Other long-term liabilities	1,587	1,921
Total non‑current liabilities	54,759	47,779
Total liabilities	76,031	79,904
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 (2021 and 2020) shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 26,948,879 (2021) and 26,561,504 (2020) shares issued and outstanding	27	27
Additional paid‑in capital	302,923	299,953
Accumulated deficit	(277,177)	(258,814)
Total stockholders' equity	25,773	41,166
Total liabilities and stockholders' equity	$101,804	$121,070

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$11,885	$4,239	$40,751	$9,335
Operating expenses:
Direct costs and expenses	7,085	1,874	25,303	3,455
Research and development	3,323	2,107	6,644	5,007
Sales, marketing, general and administrative	11,425	6,834	23,352	14,914
Change in fair value of contingent consideration	639	(957)	1,622	—
Total operating expenses	22,472	9,858	56,921	23,376
Loss from operations	(10,587)	(5,619)	(16,170)	(14,041)
Other income (expense):
Interest expense	(815)	(2,784)	(1,466)	(4,241)
Change in fair value of warrant liability	—	4	—	55
Loss on debt extinguishment	—	—	(728)	—
Other income, net	—	133	1	256
Total other expense	(815)	(2,647)	(2,193)	(3,930)

Net loss	$(11,402)	$(8,266)	$(18,363)	$(17,971)
Net loss per share, basic and diluted	$(0.41)	$(30.06)	$(0.68)	$(68.85)
Weighted-average shares outstanding, basic and diluted	27,730	275	27,020	261

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2020	—	$—	26,562	$27	$299,953	$(258,814)	$41,166
Exercise of stock options	—	—	223	—	475	—	475
Stock‑based compensation	—	—	—	—	1,752	—	1,752
Net loss	—	—	—	—	—	(6,961)	(6,961)
Balance ‑ March 31, 2021	—	—	26,785	27	302,180	(265,775)	36,432
Exercise of stock options	—	—	164	—	204	—	204
Stock‑based compensation	—	—	—	—	539	—	539
Net loss	—	—	—	—	—	(11,402)	(11,402)
Balance ‑ June 30, 2021	—	$—	26,949	$27	$302,923	$(277,177)	$25,773

	Convertible Preferred Stock		Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance ‑ December 31, 2019	118,766	$193,959	255	$1	$2,324	$(227,464)	$(225,139)
Exercise of stock options	—	—	20	—	11	—	11
Net loss	—	—	—	—	—	(9,705)	(9,705)
Balance ‑ March 31, 2020	118,766	193,959	275	1	2,335	(237,169)	(234,833)
Stock‑based compensation	—	—	—	—	55	—	55
Net loss	—	—	—	—	—	(8,266)	(8,266)
Balance ‑ June 30, 2020	118,766	$193,959	275	$1	$2,390	$(245,435)	$(243,044)

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(18,363)	$(17,971)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	1,523	1,391
Amortization of convertible notes debt discount	—	2,611
Loss on extinguishment of term loan	728	—
Stock‑based compensation expense	2,291	55
Change in contingent consideration	1,622	—
Provision for doubtful accounts	193	113
Accrued interest, amortization of debt issuance costs and other	502	662
Changes in operating assets and liabilities:
Accounts receivable	9,830	2,233
Other current assets	1,794	(876)
Other long-term assets and liabilities	447	—
Accounts payable and other accrued liabilities	(9,453)	(210)
Deferred revenue	(1,350)	3,152
Net cash and cash equivalents and restricted cash used in operating activities	(10,236)	(8,840)

Cash flows from investing activities
Purchases of property and equipment	(747)	(232)
Patent costs and intangible asset acquisition, net	(117)	(86)
Payment to acquire Oncimmune assets	—	(500)
Net cash and cash equivalents and restricted cash used in investing activities	(864)	(818)

Cash flows from financing activities
Proceeds from issuance of convertible debt payable	—	12,955
Proceeds from exercise of stock options	679	11
Proceeds from term loan and notes payable	30,078	3,085
Repayment of term loan and notes payable	(25,419)	—
Payment of debt issuance costs	(109)	—
Other	—	(5)
Net cash and cash equivalents and restricted cash provided by financing activities	5,229	16,046
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,871)	6,388
Cash, cash equivalents, and restricted cash ‑ beginning of period	62,306	5,468
Cash, cash equivalents, and restricted cash ‑ end of period	$56,435	$11,856

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

Blood-Based Lung Tests

The Company offers four blood-based lung cancer tests across the lung cancer continuum of care:

•

Nodify XL2® and Nodify CDT™ tests, marketed as part of our Nodify Lung® Nodule Risk Assessment testing strategy, assess the risk of lung cancer to help identify the most appropriate treatment pathway. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules.

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

COVID-19 Tests

Using the Bio-Rad SARS-CoV-2 ddPCR test and the Platelia SARS-CoV-2 Total Ab tests, we operate and have commercialized the Biodesix WorkSafe™ testing program. The Company offers three SARS-CoV-2 tests under the Biodesix WorkSafe™ testing program:

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
•

cPass™ SARS-CoV-2 Neutralization Antibody Test, which is the first and only blood-based surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the receptor binding domain (RBD) in the spike protein of SARS-CoV-2 that are produced in response to vaccination or a previous SARS-CoV-2 infection. This test was commercially introduced during the second quarter 2021 in partnership with GenScript Biotech Corporation.

These tests under the Biodesix WorkSafe™ testing program are utilized by healthcare providers, including hospitals and nursing homes, and are also offered to businesses and educational systems to assist in their back-to-work or back-to-school strategies, a crucial element of restarting economic activity.

In developing the Company's products, the Company has built or gained access to unique biorepositories, proprietary technology, and bioinformatics methods that it believes are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection.

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

Concentration of Credit Risk and Other Uncertainties

Substantially all of the Company’s cash and cash equivalents are deposited with two major financial institutions in the United States. The Company continually monitors its positions with, and the credit quality of, the financial institution with which it holds cash. Periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.  Restricted cash consists of deposits related to the Company’s corporate credit cards and prior to March 31, 2021, also included a letter of credit related to an operating lease agreement. As of June 30, 2021 and December 31, 2020, the Company had $0.1 million and $0.2 million in restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying balance sheets.

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

For a discussion of credit risk concentration of accounts receivable as of June 30, 2021 and 2020, see Note 9 – Revenue & Accounts Receivable Credit Concentration.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the balance sheet and was $3.1 million and $3.2 million as of June 30, 2021 and December 31, 2020, respectively.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC Topic 326). This ASU requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for the Company beginning January 1, 2023 with early adoption permitted. The Company is currently evaluating this guidance and assessing the overall impact on its financial statements.

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the balance sheets, which may differ from their respective fair values. The fair values of outstanding borrowings, which are classified as Level 2, approximate their carrying values as of June 30, 2021 and December 31, 2020, based on interest rates currently available for similar borrowings and were (in thousands):

	As of
	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$33,061	$33,061	$27,766	$27,766

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

Description	June 30, 2021	December 31, 2020
Current portion of contingent consideration	$8,626	$—
Contingent consideration	23,217	29,932
Total contingent consideration	$31,843	$29,932

The following table presents the changes in contingent consideration for the six months ended June 30, 2021 (in thousands):

Level 3 Rollforward	For the Six Months Ended June 30, 2021
Beginning balances - January 1, 2021	$29,932
Changes in fair value	1,622
Interest expense	289
Ending balances - June 30, 2021	$31,843

BIODESIX, INC.

Notes to Condensed Financial Statements

The following table presents the changes in these financial liabilities for the six months ended June 30, 2020 (in thousands):

	For the Six Months Ended June 30, 2020
Level 3 Rollforward	Contingent Consideration	Put Option Liability	Warrant Liability	Contingent Value Rights
Beginning balances - January 1, 2020	$29,114	$3,261	$372	$60
Additions	—	3,340	—	—
Changes in fair value	—	—	(55)	—
Ending balances - June 30, 2020	$29,114	$6,601	$317	$60

Contingent Consideration

In connection with the acquisition of Indi in 2018, the Company recorded contingent consideration for amounts contingently payable to Indi's selling shareholders pursuant to the terms of the asset purchase agreement. The contingent consideration arrangement requires additional consideration to be paid by the Company to Indi upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date. Under the terms of the agreement, when the gross margin target is met the Company is required to issue 2,520,108 shares of common stock. For the six months following the achievement of the gross margin target, Indi has the option to require the Company to redeem these common shares for $37.0 million in cash over eight equal quarterly installments.  If Indi elects to not exercise its option, the Company has 12 months to repurchase the common stock in two equal and consecutive quarterly cash installments totaling $37.0 million.

The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. As a result of the achievement of the gross margin target, the Company entered into an amendment to the original agreement in August 2021 in which the Company has agreed to forgo the issuance of common stock and will make six quarterly installments of approximately $4.6 million beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million. The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement.

The significant unobservable inputs used in the measurement of fair value include the probability of successful achievement of the specified product gross margin targets, the period in which the targets were expected to be achieved, and discount rates which ranged from 11% to 13.5%. As a result of the achievement of the gross margin target, the only significant unobservable input used in the measurement of fair value includes the discount rate since all other inputs became fixed and determinable. Significant increases or decreases in the discount rate would result in a significantly higher or lower fair value measurement.

Contingent consideration expected to be paid in the next twelve months is recorded in the balance sheets as ‘Current portion of contingent consideration’ while the remaining amount to be paid is recorded as ‘Contingent consideration’ within non-current liabilities. The net change to contingent consideration through the date the gross margin target was met is recorded as operating expenses in the statements of operations. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule. The net change to contingent consideration recorded as operating expenses during the three and six months ended June 30, 2021 was an increase of $0.6 million and $1.6 million, respectively. The net change to contingent consideration recorded as ‘Interest expense’ during both the three and six months ended June 30, 2021 was an increase of $0.3 million. The net change to contingent consideration recorded as operating expenses during the three and six months ended June 30, 2020 was a decrease of $1.0 million and zero, respectively.

Put Option Liability

The put option liability was valued based on the calculated returns as a result of the various discounts included in the Company’s convertible notes payable and the related probability assessments of the various settlement scenarios. During the six months ended June 30, 2020, the Company recognized an addition to the put option liability of $3.3 million in connection with a favorable conversion rate granted to holders of issued convertible debt. The put option liability was settled upon the closing of the Company’s initial public offering in October 2020 and reclassified to additional paid-in capital.

Warrant Liability

In connection with entering into the 2018 Notes (see Note 6 – Debt), the Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. The estimated fair value of the warrant on the issuance date of $0.3 million was recorded as a debt discount and as a preferred stock warrant liability. Through the

BIODESIX, INC.

Notes to Condensed Financial Statements

effective date of the Company’s initial public offering in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black Scholes pricing model. As a result of the Company’s initial public offering, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. During the six months ended June 30, 2020, the Company recorded a decrease in the value of the warrant liability of $0.1 million.

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

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Lab equipment	$6,197	$5,730
Leasehold improvements	2,032	1,845
Computer equipment	871	871
Furniture and fixtures	424	424
Software	655	651
Vehicles	97	—
Construction in process	195	381
	10,471	9,902
Less: accumulated depreciation	(7,093)	(6,724)
Total property and equipment, net	$3,378	$3,178

Depreciation expense for the three and six months ended June 30, 2021 was $0.2 million and $0.5 million, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively.

Intangible assets, excluding goodwill, consist of the following (in thousands):

	June 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,590	$(533)	$1,057	$1,474	$(494)	$980
Purchased technology	16,900	(5,633)	11,267	16,900	(4,694)	12,206
Intangible assets not subject to amortization
Trademarks	76	—	76	74	—	74
Total	$18,566	$(6,166)	$12,400	$18,448	$(5,188)	$13,260

BIODESIX, INC.

Notes to Condensed Financial Statements

Amortization expense related to definite-lived intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2021 and 2020, respectively. Future estimated amortization expense of intangible assets is (in thousands):

As of
June 30, 2021
Remainder of 2021	$976
2022	1,951
2023	1,947
2024	1,940
2025	1,936
2026 and thereafter	3,574
Total	$12,324

Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Compensation related accruals	$2,117	$3,975
Accrued clinical trial expense	842	715
Other expenses	3,239	3,099
Total accrued liabilities	$6,198	$7,789

Note 6 – Debt

Our long-term debt consists of notes payable associated with our 2021 Term Loan, 2018 Notes and Paycheck Protection Program, each of which is described in further detail below. Long-term notes payable were as follows (in thousands):

	June 30, 2021	December 31, 2020
2021 Term Loan	$30,000	$—
2018 Notes	—	24,972
Paycheck Protection Program	3,085	3,107
Other	85	—
Unamortized debt discount and issuance costs	(109)	(313)
	33,061	27,766
Less: current maturities	3,106	11,840
Long-term notes payable	$29,955	$15,926

2021 Term Loan

On March 19, 2021 (Effective Date), the Company entered into a Loan and Security Agreement (the 2021 Term Loan) by and between Silicon Valley Bank, a California corporation (SVB or Lender) and the Company, as borrower, whereby subject to the terms and conditions of the 2021 Term Loan, SVB advanced to the Company an original principal amount of $30 million.

The 2021 Term Loan provides for an “interest-only” period from the Effective Date through February 28, 2023, with interest due and payable monthly on the first calendar day of each month. However, the Company achieved a revenue milestone of at least $65 million on a trailing twelve-month basis during the three months ended March 31, 2021 which automatically extended the interest-only period through February 28, 2024. Beginning on the first calendar day of the month following the end of the interest-only period, the 2021 Term Loan shall be payable in (i) consecutive equal installments of principal through March 1, 2026, plus (ii) monthly payments of accrued interest. The principal amount outstanding under the 2021 Term Loan shall accrue interest at a floating per annum rate equal to the greater of (i) 2.00% above the prime rate, or (ii) 5.25%, which interest, in each case, shall be payable monthly. Changes to the interest rate applicable to the 2021 Loan based on changes to the prime rate shall be effective on the effective date of any change to the prime rate.

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

BIODESIX, INC.

Notes to Condensed Financial Statements

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

The Company granted the Lender a security interest in substantially all of the Company’s assets. The 2021 Term Loan requires the Company to comply with a minimum liquidity ratio covenant (as defined) by the 2021 Term Loan of not less than 0.95 to 1.00, and has a trailing six month rolling minimum revenue requirement of not less than 70% of the Company’s projected revenue for each such quarter. In addition, the 2021 Term Loan contains certain covenants limiting the ability of the Company to, among other things, incur future debt, transfer assets except for the ordinary course of business, make acquisitions, pay dividends or make other certain restricted payments, or sell assets, subject to certain exceptions, without the prior written consent of the Lender. Failure to comply with the covenants and loan requirements may result in an event of default. As of June 30, 2021, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. In the event of a default, including, among other things, our failure to make any payment when due or our failure to comply with any covenant under the 2021 Term Loan, the Lender may elect to declare all amounts outstanding to be immediately due and payable, and may proceed against the collateral granted to them to secure such indebtedness, including a royalty-free license or other right to use all of our intellectual property without charge.

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

All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. During the second quarter 2021, the Company determined that it would apply for forgiveness under the SBA’s Loan Forgiveness program, a change from its previous intent to repay. Subsequently, in July 2021 the Company applied for loan forgiveness. The Company has performed initial calculations for the PPP loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application and, based on such calculations, expects that the PPP loan will be forgiven in full. The Company cannot currently provide any objective assurance that it will obtain forgiveness in whole or in part. If the loan is forgiven in whole or in part, and legal release is received, the Company will reduce the liability by the amount forgiven and record a gain on extinguishment in the statements of operations.

BIODESIX, INC.

Notes to Condensed Financial Statements

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of
June 30, 2021
Remainder of 2021	$691
2022	2,423
2023	15
2024	13,217
2025	14,418
2026 and thereafter	2,406
Total	$33,170

Cash paid for interest was $0.7 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively.

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

Immediately prior to the Company’s initial public offering and as of June 30, 2020, the Company had issued 118,766,273 convertible preferred shares. On October 27, 2020, upon closing of the Company’s initial public offering, each outstanding share of Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock automatically converted into 0.1684664 share of common stock; and each share of Series B-1 Preferred Stock automatically converted into 0.196 shares of common stock. In the aggregate, all series of preferred stock were converted into 20,090,745 shares of common stock. Subsequent to the Company’s initial public offering, there are no longer any series of convertible preferred stock outstanding.

Note 8 – Warrants to Purchase Convertible Preferred Stock

The Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain of the convertible preferred shares and issuance of debt. As of June 30, 2020 and through the closing of the Company’s initial public offering in October 2020, the preferred warrants were classified as liabilities with estimated fair value remeasured at each reporting date reported within in the accompanying statements of operations.

The following table presents the activity for convertible preferred stock warrants outstanding as of June 30, 2020 (in thousands, except weighted average exercise price):

	Series E		Series G (1)
	Warrants	Weighted Average Exercise price	Warrants	Weighted Average Exercise price
Outstanding ‑ January 1, 2020	925	$5.00	613	$0.75
Granted	—	—	—	—
Forfeited/canceled	(925)	(5.00)	—	—
Exercised	—	—	—	—
Outstanding ‑ June 30, 2020	—	—	613	$0.75

The warrants to purchase Series E convertible preferred stock were not exercised and expired during the three months ended June 2020.

(1) On October 27, 2020, all convertible preferred stock converted to common stock at the completion of our initial public offering, and as a consequence, the warrants to purchase Series G convertible preferred stock were converted to 103,326 warrants to purchase common stock, which have an expiration date of February 23, 2028. All common stock warrants remain outstanding as of June 30, 2021.

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

Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Diagnostic tests	$10,838	$3,643	$38,033	$7,246
Services	1,047	596	2,718	2,089
Total revenue	$11,885	$4,239	$40,751	$9,335

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the statements of operations. Of the $3.5 million in ‘Deferred revenue’ recorded in the balance sheet as of December 31, 2020, $1.9 million was recognized in revenues while $0.6 million was primarily reclassed from non-current liabilities during the six months ended June 30, 2021. The ‘Deferred revenue’ of $2.2 million recorded in the balance sheet as of June 30, 2021 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. Non-current deferred revenue of $1.2 million recorded as of June 30, 2021 within ‘Other long-term liabilities’ in the balance sheets represent amounts to be recognized in excess of twelve months from the balance sheet date.

The Company’s customers in excess of 10% of total revenue, and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
The Big Ten Conference	40%	—	53%	—
Centura Healthcare	6%	28%	7%	13%
Percent of total revenue	46%	28%	60%	13%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 56% of the Company’s total revenue for both the three and six months ended June 30, 2021 and 60% of total revenue for both the three and six months ended June 30, 2020. The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company does not perform evaluations of customers' financial condition and does not require collateral. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	June 30, 2021	December 31, 2020
The Big Ten Conference	44%	35%
Centura Healthcare	2%	24%
Purdue University	16%	—
Percent of total accounts receivable	62%	59%

BIODESIX, INC.

Notes to Condensed Financial Statements

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan) and the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan).  Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of June 30, 2021, 682,571 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Pre-tax share-based compensation expense reported in the Company’s statements of operations was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020 (1)
Direct costs and expenses	$18	$—	$18	$—
Research and development	86	11	354	11
Sales, marketing, general and administrative	435	44	1,919	44
Total	$539	$55	$2,291	$55

(1)	Includes the reversal of performance condition option expense during the three months ended March 31, 2020.

Stock Option Activity

Stock option activity during the six months ended June 30, 2021, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2021	2,321	$1.82	7.4	$42,580
Granted	1,041	19.39	9.7	—
Forfeited/canceled	(122)	3.64	—	—
Exercised	(366)	1.43	—	—
Outstanding ‑ June 30, 2021	2,874	$8.17	8.1	$20,806
Exercisable - June 30, 2021	1,267	$4.89	6.9	$11,778

Restricted Stock Units and Restricted Stock Activity

As of June 30, 2021, there were 119,192 restricted stock units outstanding, with a weighted average grant date fair value of $5.13 per share.

The remaining unrecognized stock‑based compensation expense for options and RSUs was approximately $9.3 million as of June 30, 2021, and is expected to be amortized to expense over the next 4.0 years.

Bonus-to-Options Program

As of June 30, 2021, there were 403,052 options outstanding under the Bonus-to-Options Program (Bonus Option Program) with a remaining weighted average contractual life of 8.0 years. These options are fully-vested and have a weighted average exercise price of $17.30 per share and an intrinsic value of approximately $0.8 million as of June 30, 2021. During the six months ended June 30, 2021, 265,615 options with a weighted average exercise price of $20.67, and the Company received $155,296 of proceeds upon the exercise of 21,712 options. The Company accrued $0.1 million and $0.7 million during the three and six months ended June 30, 2021 related to the estimate of the 2021 Bonus Option Program. Options granted, if any, pertaining to the performance of the Bonus Option Program are typically approved and granted in first quarter of the year following completion of the fiscal year.

BIODESIX, INC.

Notes to Condensed Financial Statements

Employee Stock Purchase Plan

A total of 338,106 shares of our common stock have been reserved for issuance under the Employee Stock Purchase Plan (ESPP). The initial offering period began January 1, 2021 and continues through August 31, 2021. As of June 30, 2021, no shares have been issued under the ESPP.

Note 11 – Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net loss attributable to the Company’s stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings or losses of the Company. The number of common shares issuable upon assumed conversion of convertible debt was based on the Company’s estimated common stock price as of June 30, 2020 as determined by the Company’s Board of Directors with assistance from a valuation firm.

In connection with the acquisition of Indi in 2018, the Company recorded contingent consideration (See Note 4 – Fair Value) for amounts contingently payable to Indi's selling shareholders pursuant to the terms of the asset purchase agreement. The contingent consideration arrangement requires additional consideration to be paid by the Company to Indi upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date. If the gross margin target is met, the Company is required to issue 2,520,108 shares of common stock. The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. As a result of the achievement of the gross margin target, the Company included the 2,520,108 shares of common stock in the calculation of weighted-average shares outstanding used in computing basic and diluted net loss per share for the three and six months ended June 30, 2021. In August 2021, the Company entered into an amendment of the original agreement in which the Company has agreed to forgo the issuance of common stock. Therefore, these shares are not included in the statements of convertible preferred stock and stockholders' equity (deficit) or shares issued and outstanding in the balance sheets.

Basic and diluted loss per share for the three and six months ended June 30, 2021 and 2020 were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(11,402)	$(8,266)	$(18,363)	$(17,971)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	27,730	275	27,020	261
Net loss per share, basic and diluted	$(0.41)	$(30.06)	(0.68)	(68.85)

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	2,874	2,813	2,874	2,813
Convertible preferred stock	—	119,257	—	119,257
Warrants	103	613	103	613
Restricted stock units	119	53	119	53
Convertible debt	—	42,771	—	42,771
Total	3,096	165,507	3,096	165,507

Note 12 - Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three and six months ended June 30, 2021 and 2020.

BIODESIX, INC.

Notes to Condensed Financial Statements

Note 13 – Commitments and Contingencies

Leases

The Company leases facilities under non‑cancelable operating leases. Rent expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2020, respectively.

Future minimum lease payments for operating lease obligations are as follows (in thousands):

As of
June 30, 2021
Remainder of 2021	$352
2022	724
2023	112
Total	$1,188

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020. The Company had $0.3 million in remaining obligations related to the AVEO agreement as of June 30, 2021. Following the effective date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO.

There were no expenses related to this agreement for the three and six months ended June 30, 2021. Expenses related to this agreement for the three and six months ended June 30, 2020 were $0.1 million and $0.7 million, respectively.

License Agreements

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. As further consideration for the non-exclusive license, the Company agreed to pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. On May 24, 2021, the Company entered into the First Amendment to the Non-Exclusive License Agreement with Bio-Rad which amended the Bio-Rad License such that, effective May 1, 2021, the Company will no longer pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. The Bio-Rad License expires in August 2024. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement. Royalty expense under the Bio-Rad License for the three and six months ended June 30, 2021 and 2020 were not significant.

On May 13, 2021 (Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License for the three and six months ended June 30, 2021 was $0.1 million.

BIODESIX, INC.

Notes to Condensed Financial Statements

Revenue Share Agreement

As part of the acquisition of the assets of Oncimmune USA, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a revenue share payment related to an acquired diagnostic test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Revenue share expenses of $0.1 million and $0.3 were incurred for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended June 30, 2021 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (Form 10-K) and the Condensed Financial Statements as of June 30, 2021 and 2020 and for the three and six months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed on March 16, 2021.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of June 30, 2021 and 2020 and for the three and six months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three and six months ended June 30, 2021 and 2020 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our core belief is that no single technology will answer all clinical questions that we encounter. Therefore, we employ multiple technologies, including genomics, transcriptomics, proteomics, and radiomics, and leverage our proprietary AI-based Diagnostic Cortex® platform to discover innovative diagnostic tests for clinical use. The Diagnostic Cortex is an extensively validated deep learning platform optimized for the discovery of diagnostic tests, which we believe overcomes standard machine learning challenges faced in life sciences research. Our data-driven and technology agnostic approach is designed to enable us to discover diagnostic tests that answer critical clinical questions faced by physicians, researchers, and biopharmaceutical companies.

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

We have commercialized seven diagnostic tests which are currently available for use by physicians. Our Nodify XL2 and Nodify CDT tests, marketed as part of the Nodify Lung Nodule Risk Assessment testing strategy, assess the risk of lung cancer to help identify the most appropriate treatment pathway. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. Our GeneStrat and VeriStrat tests, marketed as part of the Biodesix Lung Reflex testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat tumor profiling test and the VeriStrat immune profiling test now have a less than 36-hour average turnaround time, down from the previous 72-hour average turnaround time, providing physicians with timely results to facilitate treatment decisions. In response to the COVID-19 pandemic, through our partnership with Bio-Rad, we commercialized the Biodesix WorkSafe testing program. Our scientific diagnostic expertise, technologies, and existing commercial infrastructure enabled us to rapidly commercialize two FDA EUA authorized tests, a part of our customizable program. Both diagnostic tests are owned and were developed by Bio-Rad and Bio-Rad has granted us permission to utilize both tests for commercial diagnostic services. Then U.S. Health and Human Services Secretary Azar declared a public health emergency for COVID-19 in February 2020 which justified the authorization of emergency use of diagnostic tests for the detection and/or diagnosis of COVID-19. The Bio-Rad SARS-CoV-2 ddPCR test and the Platelia SARS-CoV-2 Total Ab test have been granted FDA EUA pursuant to the current emergency declaration. The Bio-Rad SARS-CoV-2 ddPCR test was FDA EUA authorized on May 1, 2020, authorizing performance of the test in laboratories certified under Clinical Laboratory Improvement Amendments (CLIA) to perform high complexity tests. The second test is the Platelia SARS-CoV-2 Total Ab test, which is an antibody test intended for detecting a B-cell immune response to SARS-CoV-2, indicating recent or prior infection. The Platelia SARS-CoV-2 Total Ab test was FDA EUA authorized on April 29, 2020. Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety, and we cannot predict how long the EUAs for the SARS-CoV-2 tests will remain in place. Using the Bio-Rad SARS-CoV-2 ddPCR test and the Platelia SARS-CoV-2 Total Ab test, we operate and have commercialized the Biodesix WorkSafe testing program.

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

In addition, during the three months ended June 30, 2021, we partnered with GenScript Biotech Corporation to commercialize the blood-based cPass™ SARS-CoV-2 Neutralizing Antibody testing as a service. The test is the first and only surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the receptor binding domain (RBD) in the spike protein of SARS-CoV-2 that are produced in response to vaccination or previous SARS-CoV-2 infection.

These tests under the Biodesix WorkSafe™ testing program are utilized by healthcare providers, including hospitals and nursing homes, and are also offered to businesses and educational systems to assist in their back-to-work or back-to-school strategies. We have announced multiple partnerships for COVID-19 testing, and maintain an agreement with the State of Colorado to be one of the diagnostic companies to support widespread COVID-19 testing for the State. Additionally, we have overseen and managed onsite testing and validating testing for the Big Ten Conference athletic competitions through the term of our contract which expired on June 30, 2021.

In addition to the seven diagnostic tests currently on the market, we perform over 30 assays for research use as part of our laboratory services that have been used by over 50 biopharmaceutical customers and academic partners. All of our diagnostic testing is performed at one of our two accredited, high-complexity clinical laboratories in Boulder, Colorado and De Soto, Kansas.

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

We have funded our operations to date principally from net proceeds from an initial public offering of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness. We had cash and cash equivalents of $56.3 million and $62.1 million as of June 30, 2021 and December 31, 2020, respectively.

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

•

Investment in clinical studies and product innovation to support growth. A significant aspect of our business is our investment in research and development, including the development of new products and our investments in clinical utility studies. We have invested heavily in clinical studies for our on market and pipeline products. Our studies focus primarily on the clinical utility of our tests including the ongoing INSIGHT study which seeks to enroll up to 5,000 patients to continue our clinical understanding of the predictive and prognostic value of the VeriStrat test. The ALTITUDE study, launched during the fourth quarter 2020, seeks to further demonstrate the efficacy of the Nodify XL2 and Nodify CDT test. A secondary focus of our studies is understanding the economic impact of our tests in guiding treatment choices and the potential impact of our tests in reducing overall healthcare costs.

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

The COVID-19 pandemic negatively affected, and we expect will continue to negatively affect, our lung diagnostic testing-related revenue and our clinical studies. For example, cancer patients may have more limited access to hospitals, healthcare providers and medical resources as they take steps to control the spread of COVID-19. Our biopharmaceutical customers are facing challenges in recruiting patients and in conducting clinical trials to advance their pipelines, for which our tests could be utilized. As a result of the COVID-19 pandemic, beginning in the latter half of March 2020, we saw a decline in business with existing and new biopharmaceutical customers. We began to see recovery during the fourth quarter 2020 as our delivered tests exceeded first quarter 2020 delivered tests and we expect to continue to see the recovery extending through 2021. Further, our clinical studies, such as our ongoing INSIGHT and ALTITUDE studies, as well as our arrangements including contracted clinical trials with our biopharmaceutical customers, are expected to take longer to complete than what we expected before the outbreak of the COVID-19 pandemic. While our biopharmaceutical revenue for the second quarter 2021 grew in comparison to the second quarter 2020, we are continuing to experience delays in clinical trials from across the country and world due to COVID-19 restrictions through the second quarter of 2021; however, we expect further improvement in our biopharmaceutical activities during the latter half of 2021.

Conversely, we have experienced a significant increase in revenues related to an increase in the demand for our Biodesix WorkSafe testing program, our COVID-19 testing program. The first quarter 2021 was our high-water mark for COVID-19 testing revenue, however, we expect a steady decline in subsequent quarters as immunizations in the U.S. accelerate. Looking ahead, the anticipated continued decline in the need for COVID testing will be a key indicator of continued recovery and is taken as a positive sign for both our Lung Diagnostic and Biopharma Services as we head into the second half of the year. There is no assurance that our COVID-19 testing program will continue to be accepted by the market or that other diagnostic tests will become more accepted, produce quicker results or are more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain. If the pandemic were to dissipate, whether due to a significant decrease in new infections, due to acquiring herd immunity based on previous natural infection, and the availability and rapid distribution of vaccines, the evolution of variant strains that impact diagnostic test performance, or otherwise, the need for COVID-19 testing could decrease significantly and this could have an adverse effect on our results of operations and profitability. As a result, the increase in revenue due to any increase in demand for these diagnostic tests may not be indicative of our future revenue. See Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended December 31, 2020 for a description of how the COVID-19 pandemic may adversely affect our business, financial condition and results of operations.

Second Quarter 2021 Financial and Operational Highlights

The Company grew revenue in all lines of business as compared to the second quarter 2020. We generated revenue during the three months ended June 30, 2021 of $11.9 million, representing an increase of 180% as compared to the three months ended June 30, 2020, which was primarily driven from the entry into COVID-19 testing during the second quarter 2020. The following were significant developments affecting our business, capital structure and liquidity during the three months ended June 30, 2021:

•	Recorded COVID-19 testing revenue of $6.1 million, an increase of 345% over second quarter 2020 and 74% decline over first quarter 2021;
•	Recorded lung diagnostic revenue of $4.8 million, an increase of 109% over second quarter 2020 and 20% over first quarter 2021;
•	Recorded services revenue of $1.0 million, an increase of 76% over second quarter 2020 and 37% decline versus the first quarter 2021;
•

Sales growth was driven by a greater percentage of overall sales of the Company’s Nodify Lung® Nodule Risk Assessment diagnostic tests which consist of two blood-based tests that help physicians reclassify risk of malignancy in patients with suspicious lung nodules;

•

The Company continues to see a shift in lung diagnostic testing demand that suggests the pulmonologists are beginning to see more non-COVID-19 patients which is expected to continue throughout the course of the year barring additional spikes and changes in the pandemic;

•

The Company will accelerate the launch of its 72-hour liquid Next Generation Sequencing (NGS) test to the first quarter of 2022, which will supplement our 36-hour VeriStrat and GeneStrat tests and will bring our lung disease portfolio to five tests; and

•	Remains on track to double the size of the direct and dedicated sales force in 2021.

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

We expect our research and development expenses to increase as we continue to innovate and develop additional products and expand our data management resources. As our services revenue grows, an increasing portion of research and development dollars are expected to be allocated to cost of services for biopharma service contracts. This expense, though expected to increase in dollars, is expected to decrease as a percentage of revenue in the long term, though it may fluctuate as a percentage of our revenues from period to period due to the timing and extent of these expenses.

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

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenues	$11,885	$4,239	$7,646	180%	$40,751	$9,335	$31,416	337%
Operating expenses:
Direct costs and expenses	7,085	1,874	5,211	278%	25,303	3,455	21,848	632%
Research and development	3,323	2,107	1,216	58%	6,644	5,007	1,637	33%
Sales, marketing, general and administrative	11,425	6,834	4,591	67%	23,352	14,914	8,438	57%
Change in fair value of contingent consideration	639	(957)	1,596	167%	1,622	—	1,622	100%
Total operating expenses	22,472	9,858	12,614	128%	56,921	23,376	33,545	144%
Loss from operations	(10,587)	(5,619)	(4,968)	88%	(16,170)	(14,041)	(2,129)	15%
Other income (expense):
Interest expense	(815)	(2,784)	(1,969)	(71)%	(1,466)	(4,241)	(2,775)	(65)%
Change in fair value of warrant liability	—	4	(4)	(100)%	—	55	(55)	(100)%
Loss on debt extinguishment	—	—	—	—%	(728)	—	728	100%
Other income, net	—	133	(133)	(100)%	1	256	(255)	(100)%
Total other expense	(815)	(2,647)	(1,832)	(69)%	(2,193)	(3,930)	(1,737)	(44)%

Net loss	$(11,402)	$(8,266)	$(3,136)	(38)%	$(18,363)	$(17,971)	$(392)	(2)%

Revenues

We generate revenue from our diagnostic tests and services that we provide. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Diagnostic revenue	$10,838	$3,643	$7,195	198%	$38,033	$7,246	$30,787	425%
Services revenue	1,047	596	451	76%	2,718	2,089	629	30%
Total revenue	$11,885	$4,239	$7,646	180%	$40,751	$9,335	$31,416	337%

Total revenue increased $7.6 million or 180%, and $31.4 million or 337% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.

Diagnostic test revenue increased $7.2 million or 198%, and $30.8 million or 425% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. This increase was due to $4.7 million and $27.9 million of revenue for the three and six months ended June 30, 2021, respectively, from our two COVID-19 diagnostic tests, which were released during the second quarter of 2020, and an increase in our lung diagnostic tests of $2.5 million and $2.9 million for the three and six months ended June 30, 2021, respectively. We began to see recovery during the fourth quarter 2020 in lung diagnostic testing as our delivered tests exceeded first quarter 2020 delivered tests as health care practitioners, including pulmonologists, increasingly returned to pre-pandemic related care. Company sales efforts continued to be impacted by COVID-19 pandemic related restrictions, however, we expect to continue to see the recovery extend through 2021.

Services revenue increased $0.5 million or 76%, and $0.6 million or 30% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 as we scaled up our pharmaceutical collaboration business.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased $5.2 million or 278%, and $21.8 million or 632% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase in direct costs and expenses were primarily driven by costs associated with the delivery of our COVID-19 tests which were released during the second quarter of 2020.

Research and Development

Research and development expenses increased $1.2 million or 58%, and $1.6 million or 33% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase in cost was due primarily to increased employee compensation and benefits costs associated with stock-based compensation as a result of the transition from a private to a public company, increased headcount of our research and development personnel, and increased spending on clinical trials.

The following table summarizes our external and internal costs for the three and six months ended June 30, 2021 and 2020 (in thousands, except percentages).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
External expenses:
Clinical trials and associated costs	$596	$278	$318	114%	$1,307	$1,293	$14	1%
Other external costs	1,027	653	374	57%	2,010	1,245	765	61%
Total external costs	1,623	931	692	74%	3,317	2,537	780	31%
Internal expenses	1,700	1,176	524	45%	3,327	2,470	857	35%
Total research and development expenses	$3,323	$2,107	$1,216	58%	$6,644	$5,007	$1,637	33%

Sales, Marketing, General and Administrative

Sales, marketing, general and administrative expenses increased $4.6 million or 67%, and $8.4 million or 57% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. This increase was driven primarily by increases in employee compensation and benefits of $3.8 million and $5.2 million for the three and six months ended June 30, 2021, respectively, associated with expansion of the Company’s workforce, increased share-based compensation expense. This increase is also the result of increases in non-employee costs of $0.8 million and $3.2 million for the three and six months ended June 30, 2021, respectively, associated with legal and other fees as a result of the transition from a private to a public company.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was increased $1.6 million or 167%, and $1.6 million or 100% for the three and six months ended June 30, 2021, respectively compared to the same periods in 2020. The amounts recorded for change in fair value reflect the passage of time, changes in discount rate, as well as estimates regarding the period in which targets that trigger the payment of contingent consideration will be achieved and subsequently paid.

Non-Operating Expenses

Interest Expense

Interest expense decreased $2.0 million or 71%, and $2.8 million or 65% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. This decline was due to a decrease of interest expense related to convertible notes, which were converted to common stock upon the successful completion of our initial public offering in October 2020, and a decrease resulting from the refinancing of our term loan, reducing near-term interest costs. Partially offsetting this decline is the increase to contingent consideration recorded as ‘Interest expense’ resulting from the passage of time and fixed payment schedule during both the three and six months ended June 30, 2021 of $0.3 million.

Loss on Debt Extinguishment

On March 19, 2021, the Company entered into a new Loan and Security Agreement (2021 Term Loan) for an original principal amount of $30 million with a maturity date of March 1, 2026. In connection with entering into the 2021 Term Loan, the Company repaid all outstanding principal and unpaid interest in the amount of $25.9 million due under the secured promissory note (2018 Notes) and contemporaneously terminated the Loan and Security Agreement, dated as of February 23, 2018, as amended. As a result of the extinguishment of the 2018 Notes, the Company recorded a loss on debt extinguishment of $0.7 million during the three months ended March 31, 2021.

Other Income, net

Other income, net, decreased $0.1 million or 100%, and $0.3 million or 100% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The decrease is primarily attributable to a reduction in sublease income from two subleases that expired in the second and third quarter of 2020.

Liquidity and Capital Resources

We are an emerging growth company and, as such, have yet to generate positive cash flows from operations. We have funded our operating activities primarily through financing activities, which include both debt and equity offerings.  In October 2020, we completed an initial public offering, resulting in net proceeds of approximately $63.8 million after deducting offering costs, underwriting discounts and commissions. In March 2021, we completed the closing of our 2021 Term Loan for a principal amount of $30 million and extinguished our prior 2018 term loan for $25.9 million. The 2021 Term Loan contains customary affirmative covenants, including covenants regarding compliance with applicable laws and regulation, payment of taxes, insurance coverage, notice of certain events, and reporting requirements. Further, the 2021 Term Loan contains customary negative covenants limiting the ability to, among other things, incur future debt, transfer assets except for the ordinary course of business, make acquisitions, make certain restricted payments, and sell assets, subject to certain exceptions.  In addition, the 2021 Term Loan requires the Company to comply with a minimum liquidity ratio covenant (as defined in the 2021 Term Loan) of not less than 0.95 to 1.00, and has a trailing six-month rolling revenue requirement of not less than 70% of the Company’s projected revenue for each such quarter set forth in the Company’s annual projections. As of June 30, 2021, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

As of June 30, 2021 we held cash and cash equivalents of $56.3 million. We believe that our existing cash, cash equivalents, and cash generated from sales of our products and services will be sufficient to meet our anticipated needs for at least the next 12 months from the date of this Quarterly Report on Form 10-Q, including amounts due under our PPP loan. During the second quarter 2021, the Company determined that it would apply for forgiveness under the SBA’s Loan Forgiveness program, a change from its previous intent to repay. Subsequently, in July 2021 the Company applied for loan forgiveness. The Company has performed initial calculations for the PPP loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application and, based on such calculations, expects that the PPP loan will be forgiven in full. The Company cannot currently provide any objective assurance that it will obtain forgiveness in whole or in part. If the loan is forgiven in whole or in part, and legal release is received, the Company will reduce the liability by the amount forgiven and record a gain on extinguishment in the statements of operations.

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

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash flows (used in) provided by:
Operating activities	$(10,236)	$(8,840)
Investing activities	(864)	(818)
Financing activities	5,229	16,046
Net (decrease) increase in cash and cash equivalents and restricted cash	$(5,871)	$6,388

Our cash flows resulted in a net decrease in cash and cash equivalents of $5.9 million during the six months ended June 30, 2021 as compared to the net increase in cash of $6.4 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, net cash used in operating activities increased by approximately $1.4 million, primarily due to a year-over-year increase in net loss of $0.4 million and non-cash adjustments to net loss of $1.7 million, offset by a decrease in cash used by net operating assets and liabilities of $2.7 million.

Net cash used in investing activities during the six months ended June 30, 2021 totaled $0.9 million, an increase of $0.1 million compared to the same period in 2020. The increase in net cash used in investing activities was primarily due to purchases of property and equipment in support of our operations.

Net cash provided by financing activities during the six months ended June 30, 2021 totaled $5.2 million, a decrease of $10.8 million compared to the same period in 2020. The net cash provided by financing activities for the six months ended June 30, 2021 primarily resulted from the net proceeds from our 2021 Term Loan, offset in part by the extinguishment costs and repayment of our 2018 Notes. The net cash provided by financing activities for the six months ended June 30, 2020 of $16.0 million primarily resulted from proceeds from the issuance of convertible notes and the PPP loan.

Contractual Obligations and Commitments

As a result of the closing of our 2021 Term Loan and repayment of our 2018 Notes, our non-cancelable contractual obligations and commitments for borrowings and interest as presented in our Form 10-K have been modified. The following table provides an update as follows as of June 30, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (1)	$41,531	$4,734	$7,966	$28,831	$—
Fair value of contingent consideration (2)	37,000	9,250	27,750	—	—
Total	$78,531	$13,984	$35,716	$28,831	$—

(1)

Includes the (a) 2021 Term Loan payments of principal, interest and final payment fee of $2.4 million payment due upon loan maturity and (b) principal and interest payable under the Paycheck Protection Program loan.

(2)

The gross margin target associated with the purchase transaction of Integrated Diagnostics, Inc (Indi or Seller) was achieved in the quarter ending June 30, 2021, giving rise to the previously disclosed contingent obligations of $37.0 million in the aggregate payable through the issuance of Company’s shares of common stock. The Company entered into an amendment in August 2021 to the original agreement in which Indi has agreed to forgo the issuance of shares of common stock of the Company that would otherwise be issued to it, and the Company will instead make six quarterly installment payments of $4.6 million beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million. The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, we have not entered into any off-balance sheet arrangements.

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

Change in Fair Value of Contingent Consideration

In connection with the purchase transaction with Indi, we recorded contingent consideration pertaining to the amounts potentially payable to Indi’s shareholder pursuant to the terms of the asset purchase agreement. The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. The fair value of contingent consideration is assessed at each balance sheet date and changes, if any, to contingent consideration through the date the gross margin target was met is recorded as operating expenses in the statements of operations. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule.

The estimated fair value of the contingent consideration is based upon significant assumptions used by management through the date the gross margin target was met, including the probability of successful achievement of the specified product gross margin targets, the period in which the targets were expected to be achieved, and discount rates. As a result of the achievement of the gross margin target, the significant assumption used in the measurement of fair value includes the discount rate. The estimated fair value could materially differ from actual values or fair values determined using different assumptions.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC Topic 326). This ASU requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for the Company beginning January 1, 2023 with early adoption permitted. The Company is currently evaluating this guidance and assessing the overall impact on its financial statements.

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

We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) until December 31, 2025 (the year ended December 31st following the fifth anniversary of our initial public offering).

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

Interest rate risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding 2021 Term Loan. As of June 30, 2021, we had $30 million outstanding on the 2021 Term Loan subject to a floating per annum rate equal to the greater of (i) 2.00% above the prime rate, or (ii) 5.25%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure. We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

Periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. Our cash and cash equivalents are funds held in checking and bank savings accounts, primarily at two U.S. financial institutions. As of June 30, 2021, a hypothetical 100 basis point increase in interest rates would not have a material impact on our investment portfolio, financial position or results of operations.

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

There were no changes to our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K as of and for the year ended December 31, 2020 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information we previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 16, 2021. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K.

We depend upon third-party suppliers, including contract manufacturers and single source suppliers, making us vulnerable to supply problems and price fluctuations.

We entered into a nonexclusive license and supply agreement with Bio-Rad in August 2019. We rely on Bio-Rad to supply equipment and reagents used to perform ddPCR testing, a service offered by us under a variety of fee for service agreements and the core technology powering the GeneStrat test. Under the terms of this arrangement, we were granted non-exclusive rights to utilize the intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of ddPCR in cancer detection testing for third parties in the United States. We agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad. As further consideration for the non-exclusive license, we agreed to pay a royalty of two and one half percent (2.5%) on net service fees (such fees are defined in the Non-Exclusive License Agreement with Bio-Rad) collected from contracted third parties who receive ddPCR services from us. In addition, we have separately been granted permission by Bio-Rad to use the Bio-Rad SARS-CoV-2 ddPCR test and Platelia SARS-CoV-2 Total Ab test for commercial diagnostic services. On May 24, 2021, we entered into the First Amendment to the Non-Exclusive License Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc. which amended the original agreement such that, effective May 1, 2021, we are not required to pay a royalty of two and one half percent (2.5%) on net service fees. For more information regarding this license and supply agreement and the permission granted to us by Bio-Rad with respect to such tests, please see “Business—Material Agreements—Agreements with Bio-Rad” previously filed in our Form S-1 on October 23, 2020 and Exhibit 10.37 “First Amendment to the Non-Exclusive License Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc., dated May 24, 2021.”

The terms of our secured credit agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On March 19, 2021 (Effective Date), we entered into an agreement with Silicon Valley Bank, a California corporation (SVB or Lender) to refinance long-term debt (2021 Term Loan). The initial amount borrowed under the 2021 Term Loan was $30 million and provides for an “interest-only” period from the Effective Date through February 28, 2023, with interest due and payable monthly on the first calendar day of each month. However, the Company achieved a revenue milestone of at least $65 million on a trailing twelve-month basis during the three months ended March 31, 2021 which automatically extended the interest-only period through February 28, 2024. Further, we granted the Lender a security interest in substantially all of our assets.

The 2021 Term Loan may be prepaid by us at any time, subject to a prepayment penalty of up to 3% of the principal amount, depending on the date of prepayment. The 2021 Term Loan contains customary affirmative and negative covenants for a loan, requires us to comply with a minimum liquidity ratio covenant, and has a trailing six month rolling minimum revenue requirement. Failure to comply with the covenants and loan requirements may result in an event of default.

The 2021 Term Loan also contains certain covenants limiting the ability of the Company to, among other things, incur future debt, transfer assets except for the ordinary course of business, make acquisitions, pay dividends or make other certain restricted payments, or sell assets, subject to certain exceptions, without the prior written consent of the Lender. These covenants may restrict our ability to pursue new business opportunities and access additional capital.

In the event of a default, including, among other things, our failure to make any payment when due or our failure to comply with any covenant under the 2021 Term Loan, the Lender may elect to declare all amounts outstanding to be immediately due and payable, and may proceed against the collateral granted to them to secure such indebtedness, including a royalty-free license or other right to use all of our intellectual property without charge which could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.5.2+*	Forms of Restricted Stock Unit Award Grant Notice and Award Agreement under the 2020 Equity Incentive Plan

10.37*	First Amendment to the Non-Exclusive License Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc., dated May 24, 2021.

10.38*	Amendment No. 2 to Asset Purchase Agreement and Plan of Reorganization

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Previously filed.
+	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: August 10, 2021	By:	/s/ RYAN H. SIUREK
Ryan H. Siurek
Chief Accounting Officer