Form 10-Q
period 2021-09-30
BIODESIX INC
filed 2021-11-15
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 11, 2021, the registrant had 27,020,576 shares of common stock, $0.001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors, and assumptions described under the section titled “Risk Factors” in this Report and in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, regarding, among other things:

•

the impact of a pandemic, epidemic, or outbreak of an infectious disease in the United States or worldwide, including the continuing spread of COVID-19 (including notable and severe mutations of the virus) may have a material adverse effect on our operations, our ability to generate revenues and income, and our ability to maintain compliance with our debt covenants and, under certain circumstances, remain a going concern.

•	our inability to achieve or sustain profitability;
•	our ability to attain significant market acceptance among payers, providers, clinics, patients, and biopharmaceutical companies for our diagnostic tests;
•	difficulties managing our growth, which could disrupt our operations;
•	failure to retain sales and marketing personnel, and failure to increase our sales and marketing capabilities or develop broad awareness of our diagnostic tests to generate revenue growth;
•	failure to maintain our current relationships, or enter into new relationships, with biopharmaceutical companies;
•	significant fluctuation in our operating results, causing our operating results to fall below expectations or any guidance we provide;
•	the demand for our Biodesix WorkSafe™ testing program and our ability to meet such demand;
•	product performance and reliability to maintain and grow our business;
•	third-party suppliers, including courier services, contract manufacturers and single source suppliers; making us vulnerable to supply problems and price fluctuations;
•	natural or man-made disasters and other similar events, including the COVID-19 pandemic, negatively impacting our business, financial condition, and results of operations;
•	failure to offer high-quality support for our diagnostic tests, which may adversely affect our relationships with providers and negatively impact our reputation among patients and providers;
•	our inability to continue to innovate and improve our diagnostic tests and services we offer;
•	security or data privacy breaches or other unauthorized or improper access;
•	significant disruptions in our information technology systems;
•	the incurrence of substantial liabilities and limiting or halting the marketing and sale of our diagnostic tests due to product liability lawsuits;
•	our inability to compete successfully with competition from many sources, including larger companies;
•	performance issues, service interruptions or price increases by our shipping carriers and warehousing providers;
•	cost-containment efforts of our customers, purchasing groups and integrated delivery networks having a material adverse effect on our sales and profitability;

ii

•	potential effects of litigation and other proceedings;
•	general economic and financial market conditions;
•	our ability to attract and retain key personnel;
•	current and future debt financing placing restrictions on our operating and financial flexibility;
•	our need to raise additional capital to fund our existing operations, develop our platform, commercialize new diagnostic tests, or expand our operations;
•	the acquisition of other businesses, which could require significant management attention;
•	the uncertainty of the insurance coverage and reimbursement status of newly approved diagnostic tests;
•	future healthcare reform measures that could hinder or prevent the commercial success of our diagnostic tests;
•	compliance with anti-corruption, anti-bribery, anti-money laundering and similar laws;
•	compliance with healthcare fraud and abuse laws;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$47,913	$62,126
Accounts receivable, net of allowance for doubtful accounts of $168 and $180	2,784	15,304
Other current assets	5,748	8,710
Total current assets	56,445	86,140
Non‑current assets
Property and equipment, net	4,432	3,178
Intangible assets, net	11,992	13,260
Other long-term assets	2,097	3,461
Goodwill	15,031	15,031
Total non‑current assets	33,552	34,930
Total assets	$89,997	$121,070

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,600	$8,964
Accrued liabilities	6,279	7,789
Deferred revenue	1,760	3,532
Current portion of contingent consideration	13,128	—
Current portion of notes payable	20	11,840
Total current liabilities	22,787	32,125
Non‑current liabilities
Long‑term notes payable, net of current portion	29,975	15,926
Contingent consideration	19,722	29,932
Other long-term liabilities	1,480	1,921
Total non‑current liabilities	51,177	47,779
Total liabilities	73,964	79,904
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 (2021 and 2020) shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 27,020,070 (2021) and 26,561,504 (2020) shares issued and outstanding	27	27
Additional paid‑in capital	304,697	299,953
Accumulated deficit	(288,691)	(258,814)
Total stockholders' equity	16,033	41,166
Total liabilities and stockholders' equity	$89,997	$121,070

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$6,531	$9,193	$47,282	$18,528
Operating expenses:
Direct costs and expenses	2,722	3,891	28,025	7,346
Research and development	3,293	2,706	9,937	7,713
Sales, marketing, general and administrative	13,607	7,879	36,959	22,793
Change in fair value of contingent consideration	—	957	1,622	957
Total operating expenses	19,622	15,433	76,543	38,809
Loss from operations	(13,091)	(6,240)	(29,261)	(20,281)
Other income (expense):
Interest expense	(1,546)	(2,658)	(3,012)	(6,899)
Change in fair value of warrant liability	—	(24)	—	31
Gain on debt extinguishment, net	3,123	—	2,395	—
Other income, net	—	77	1	332
Total other expense	1,577	(2,605)	(616)	(6,536)

Net loss	$(11,514)	$(8,845)	$(29,877)	$(26,817)
Net loss per share, basic and diluted	$(0.41)	$(31.93)	$(1.09)	$(99.69)
Weighted-average shares outstanding, basic and diluted	28,051	277	27,467	269

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2020	—	$—	26,562	$27	$299,953	$(258,814)	$41,166
Exercise of stock options	—	—	223	—	475	—	475
Stock‑based compensation	—	—	—	—	1,752	—	1,752
Net loss	`	—	—	—	—	(6,961)	(6,961)
Balance ‑ March 31, 2021	—	—	26,785	27	302,180	(265,775)	36,432
Exercise of stock options	—	—	164	—	204	—	204
Stock‑based compensation	—	—	—	—	539	—	539
Net loss	—	—	—	—	—	(11,402)	(11,402)
Balance ‑ June 30, 2021	—	—	26,949	27	302,923	(277,177)	25,773
Issuance of common stock under employee stock purchase plan	—	—	43	—	328	—	328
Exercise of stock options	—	—	28	—	60	—	60
Stock‑based compensation	—	—	—	—	1,386	—	1,386
Net loss	—	—	—	—	—	(11,514)	(11,514)
Balance ‑ September 30, 2021	—	$—	27,020	$27	$304,697	$(288,691)	$16,033

	Convertible Preferred Stock		Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance ‑ December 31, 2019	118,766	$193,959	255	$1	$2,324	$(227,464)	$(225,139)
Exercise of stock options	—	—	20	—	11	—	11
Stock‑based compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,706)	(9,706)
Balance ‑ March 31, 2020	118,766	193,959	275	1	2,335	(237,170)	(234,834)
Exercise of stock options	—	—	—	—	—	—	—
Stock‑based compensation	—	—	—	—	55	—	55
Net loss	—	—	—	—	—	(8,266)	(8,266)
Balance ‑ June 30, 2020	118,766	193,959	275	1	2,390	(245,436)	(243,045)
Exercise of stock options	—	—	15	—	14	—	14
Stock‑based compensation	—	—	—	—	100	—	100
Net loss	—	—	—	—	—	(8,845)	(8,845)
Balance ‑ September 30, 2020	118,766	$193,959	290	$1	$2,504	$(254,281)	$(251,776)

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(29,877)	$(26,817)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	2,323	2,174
Amortization of convertible notes debt discount	—	4,389
Gain on debt extinguishment, net	(2,395)	—
Stock‑based compensation expense	3,677	155
Change in contingent consideration	1,622	957
Provision for doubtful accounts	193	113
Accrued interest, amortization of debt issuance costs and other	1,607	1,165
Changes in operating assets and liabilities:
Accounts receivable	12,327	(217)
Other current assets	2,866	(4,283)
Other long-term assets and liabilities	665	(5)
Accounts payable and other accrued liabilities	(9,262)	5,369
Deferred revenue	(1,772)	4,390
Net cash and cash equivalents and restricted cash used in operating activities	(18,026)	(12,610)

Cash flows from investing activities
Purchases of property and equipment	(1,711)	(1,483)
Patent costs and intangible asset acquisition, net	(195)	(151)
Payment to acquire Oncimmune assets	—	(750)
Net cash and cash equivalents and restricted cash used in investing activities	(1,906)	(2,384)

Cash flows from financing activities
Proceeds from issuance of convertible debt payable	—	12,955
Proceeds from issuance of common stock under employee stock purchase plan	328	—
Proceeds from exercise of stock options	739	25
Proceeds from term loan and notes payable	30,078	3,085
Repayment of term loan and notes payable	(25,424)	—
Payment of debt issuance costs	(96)	—
Other	—	(10)
Net cash and cash equivalents and restricted cash provided by financing activities	5,625	16,055
Net (decrease) increase in cash and cash equivalents and restricted cash	(14,307)	1,061
Cash, cash equivalents, and restricted cash ‑ beginning of period	62,306	5,469
Cash, cash equivalents, and restricted cash ‑ end of period	$47,999	$6,530

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

The Company performs its blood-based diagnostic tests in its laboratory facilities, which are located in Boulder, Colorado and De Soto, Kansas. In May 2020, the Federal Drug Administration (FDA) granted Emergency Use Authorization (EUA) of the Bio-Rad SARS-CoV-2 Droplet Digital™ polymerase chain reaction (ddPCR) test to detect Coronavirus Disease 2019 (COVID-19) infection. In April 2020, the FDA authorized the Platelia SARS-CoV-2 Total Ab test to detect COVID-19 antibodies. Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety.

Blood-Based Lung Tests

The Company offers four blood-based lung cancer tests across the lung cancer continuum of care:

•

Nodify XL2® and Nodify CDT™ tests, marketed as our Nodify Lung® Nodule Risk Assessment testing strategy, assess the risk of lung cancer to help identify the most appropriate treatment pathway. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules.

•

GeneStrat® and VeriStrat® tests, marketed as our Biodesix Lung Reflex® testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat targeted tumor profiling test and the VeriStrat immune profiling test have a 36-hour average turnaround time, providing physicians with timely results to facilitate treatment decisions.

COVID-19 Tests

We operate and have commercialized the Biodesix WorkSafe testing program, under which the Company offers three SARS-CoV-2 tests:

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
•

cPass™ SARS-CoV-2 Neutralization Antibody test, which is the first blood-based surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the receptor binding domain (RBD) in the spike protein of SARS-CoV-2 that are produced in response to vaccination or a previous SARS-CoV-2 infection. This test was commercially introduced during the second quarter 2021 in partnership with GenScript Biotech Corporation.

These tests under the Biodesix WorkSafe testing program are utilized by healthcare providers, including hospitals and nursing homes, and are also offered to businesses and educational systems to assist in their back-to-work or back-to-school strategies, a crucial element of restarting economic activity.

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

BIODESIX, INC.

Notes to Condensed Financial Statements

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information and reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying Condensed Financial Statements should be read in conjunction with the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted. The Condensed Balance Sheet as of December 31, 2020 was derived from the audited financial statements.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic negatively affected, and we expect will continue to negatively affect, our lung diagnostic testing-related revenue and our clinical studies.

As of September 30, 2021, we maintained cash and cash equivalents of $47.9 million and we are fully drawn under our $30 million 2021 Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock in our initial public offering (IPO) in October 2020, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which include lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and needs and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued (November 15, 2021). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before November 15, 2022 in considering whether it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-Q.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our 2021 Term Loan (see Note 6 – Debt) or to obtain waivers or amendments that impact the related covenants. Due to the continued uncertainty caused by the COVID-19 pandemic, significant risks remain with respect to our ability to meet these thresholds and any material adverse effect on our revenues, income and expenses could impact our ability to maintain compliance with these covenants.

Based on our current operating plan, unless we raise additional capital (debt or equity) or obtain a waiver from complying with such financial covenants, we expect that we will be unable to maintain our minimum liquidity covenant under our 2021 Term Loan during the next twelve months, which could result in an Event of Default, as defined, causing an acceleration and repayment of the outstanding balance. We have taken steps to improve our liquidity through our recent amendment to our 2021 Term Loan and have also undertaken several proactive measures to mitigate the financial and operational impacts of the COVID-19 pandemic through the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our minimum liquidity covenant. To maintain an adequate amount of available liquidity and execute our current operating plan, we will need to continue to raise additional funds from external sources, such as through the issuance of equity or debt securities; however, we have not secured such funding at the time of this filing and any such financing activities are subject to market conditions. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

The Company’s revenues, results of operations and cash flows have been materially adversely impacted by the items noted above. Our current operating plan, which is in part determined based on our most recent historical actual results and trends, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

BIODESIX, INC.

Notes to Condensed Financial Statements

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

Concentration of Credit Risk and Other Uncertainties

Substantially all of the Company’s cash and cash equivalents are deposited with two major financial institutions in the United States. The Company continually monitors its positions with, and the credit quality of, the financial institution with which it holds cash. Periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Restricted cash consists of deposits related to the Company’s corporate credit cards and prior to March 31, 2021, also included a letter of credit related to an operating lease agreement. As of September 30, 2021 and December 31, 2020, the Company had $0.1 million and $0.2 million in restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying balance sheets.

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

For a discussion of credit risk concentration of accounts receivable as of September 30, 2021 and 2020, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the balance sheet and was $2.6 million and $3.2 million as of September 30, 2021 and December 31, 2020, respectively.

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

Note 3 - Recently Issued Accounting Standards

Standards Being Evaluated

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842). The new guidance maintains two classifications of leases: finance leases, which replace capital leases, and operating leases. Lessees will need to recognize a right-of-use asset and a lease liability on the balance sheet for those leases previously classified as operating leases under the old guidance. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for direct costs. The accounting standard will be effective for the Company beginning January 1, 2022. Based on our current analysis we expect the adoption to result in the recognition of approximately $1.5 million of right of use assets and associated lease liabilities in our balance sheet and

BIODESIX, INC.

Notes to Condensed Financial Statements

do not expect any material impact to our statement of operations or statement of cash flows. We are implementing new processes and internal controls over lease recognition, which will ultimately assist in the application of the new lease standard.

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

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the balance sheets, which may differ from their respective fair values. The fair values of outstanding borrowings, which are classified as Level 2, approximate their carrying values as of September 30, 2021 and December 31, 2020, based on interest rates currently available for similar borrowings and were (in thousands):

	As of
	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$29,995	$29,995	$27,766	$27,766

The financial liabilities that are measured and recorded at estimated fair value on a recurring basis consist of our contingent consideration associated with our acquisition of Integrated Diagnostics, Inc. (Indi), and prior to the completion of our IPO in October 2020, the warrant liability, put option liability and contingent value rights granted to certain holders of our convertible preferred stock and debt instruments, which were accounted for as liabilities and remeasured through our statements of operations.

The table below presents the reported fair values of contingent consideration, which is classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

Description	September 30, 2021	December 31, 2020
Current portion of contingent consideration	$13,128	$—
Contingent consideration	19,722	29,932
Total contingent consideration	$32,850	$29,932

The following table presents the changes in contingent consideration for the nine months ended September 30, 2021 (in thousands):

Level 3 Rollforward	For the Nine Months Ended September 30, 2021
Beginning balances - January 1, 2021	$29,932
Changes in fair value	1,622
Interest expense	1,296
Ending balances - September 30, 2021	$32,850

The following table presents the changes in these financial liabilities for the nine months ended September 30, 2020 (in thousands):

	For the Nine Months Ended September 30, 2020
Level 3 Rollforward	Contingent Consideration	Put Option Liability	Warrant Liability	Contingent Value Rights
Beginning balances - January 1, 2020	$29,114	$3,261	$372	$60
Additions	—	3,389	—	—
Changes in fair value	957	—	31	(60)
Ending balances - September 30, 2020	$30,071	$6,650	$403	$—

BIODESIX, INC.

Notes to Condensed Financial Statements

Contingent Consideration

In connection with the acquisition of Indi in 2018, the Company recorded contingent consideration for amounts contingently payable to Indi's selling shareholders pursuant to the terms of the asset purchase agreement. The contingent consideration arrangement requires additional consideration to be paid by the Company to such shareholders upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date. Under the terms of the original agreement, when the gross margin target was met the Company was required to issue 2,520,108 shares of common stock. For the six months following the achievement of the gross margin target, Indi had the option to require the Company to redeem these common shares for $37.0 million in cash over eight equal quarterly installments.  If Indi elected to not exercise its option, the Company had 12 months to repurchase the common stock in two equal and consecutive quarterly cash installments totaling $37.0 million.

The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. The Company entered into an amendment to the original agreement in August 2021 in which all parties agreed to forgo the issuance of common stock and agreed that the Company will in lieu thereof make six quarterly installments of approximately $4.6 million each beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million. The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement. Our ability to make these payments are subject to consent from our lender under the 2021 Term Loan and 2021 Term Loan Amendment for which we are currently in discussions with our lender.

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

Contingent consideration expected to be paid in the next twelve months is recorded in the balance sheets as ‘Current portion of contingent consideration’ while the remaining amount to be paid is recorded as ‘Contingent consideration’ within non-current liabilities. The net change to contingent consideration through the date the gross margin target was met is recorded as operating expenses in the statements of operations. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule. The net change to contingent consideration recorded as operating expenses during the three and nine months ended September 30, 2021 was zero and a loss of $1.6 million, respectively. The amount recorded as ‘Interest expense’ during the three and nine months ended September 30, 2021 was $1.0 million and $1.3 million, respectively. The net change to contingent consideration recorded as operating expenses during both the three and nine months ended September 30, 2020 was an expense of $1.0 million.

Put Option Liability

The put option liability was valued based on the calculated returns as a result of the various discounts included in the Company’s convertible notes payable and the related probability assessments of the various settlement scenarios. During the nine months ended September 30, 2020, the Company recognized an addition to the put option liability of $3.4 million in connection with a favorable conversion rate granted to holders of issued convertible debt. The put option liability was settled upon the closing of the Company’s IPO in October 2020 and reclassified to additional paid-in capital.

Warrant Liability

In connection with entering into the 2018 Notes (see Note 6 – Debt), the Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. The estimated fair value of the warrant on the issuance date of $0.3 million was recorded as a debt discount and as a preferred stock warrant liability. Through the effective date of the Company’s IPO in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. During the nine months ended September 30, 2020, the Company recorded an increase in the value of the warrant liability of $31 thousand.

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

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Lab equipment	$7,475	$5,730
Leasehold improvements	2,037	1,845
Computer equipment	871	871
Furniture and fixtures	424	424
Software	655	651
Vehicles	97	—
Construction in process	268	381
	11,827	9,902
Less: accumulated depreciation	(7,395)	(6,724)
Total property and equipment, net	$4,432	$3,178

Depreciation expense for the three and nine months ended September 30, 2021 was $0.3 million and $0.8 million, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively. Noncash purchases of property and equipment included in ‘Accounts payable’ as of September 30, 2021 totaled $0.4 million.

Intangible assets, excluding goodwill, consist of the following (in thousands):

	September 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,667	$(550)	$1,117	$1,474	$(494)	$980
Purchased technology	16,900	(6,102)	10,798	16,900	(4,694)	12,206
Intangible assets not subject to amortization
Trademarks	77	—	77	74	—	74
Total	$18,644	$(6,652)	$11,992	$18,448	$(5,188)	$13,260

Amortization expense related to definite-lived intangible assets was $0.5 million and $1.5 million for the three and nine months ended September 30, 2021 and $0.5 million and $1.6 million for the three and nine months ended September 30, 2020, respectively.

BIODESIX, INC.

Notes to Condensed Financial Statements

Future estimated amortization expense of intangible assets is (in thousands):

As of
September 30, 2021
Remainder of 2021	$490
2022	1,959
2023	1,955
2024	1,948
2025	1,944
2026 and thereafter	3,619
Total	$11,915

Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Compensation related accruals	$2,624	$3,975
Accrued clinical trial expense	909	715
Other expenses	2,746	3,099
Total accrued liabilities	$6,279	$7,789

Note 6 – Debt

Our long-term debt consists of notes payable associated with our 2021 Term Loan, 2018 Notes and Paycheck Protection Program, each of which is described in further detail below. Long-term notes payable were as follows (in thousands):

	September 30, 2021	December 31, 2020
2021 Term Loan	$30,000	$—
2018 Notes	—	24,972
Paycheck Protection Program	—	3,107
Other	80	—
Unamortized debt discount and issuance costs	(85)	(313)
	29,995	27,766
Less: current maturities	20	11,840
Long-term notes payable	$29,975	$15,926

2021 Term Loan

On March 19, 2021 (Effective Date), the Company entered into a Loan and Security Agreement (the 2021 Term Loan) by and between Silicon Valley Bank, a California corporation (SVB or Lender) and the Company, as borrower, whereby subject to the terms and conditions of the 2021 Term Loan, SVB advanced to the Company an original principal amount of $30 million.

The 2021 Term Loan provides for an “interest-only” period from the Effective Date through February 28, 2023, with interest due and payable monthly on the first calendar day of each month. However, the Company achieved a revenue milestone of at least $65 million on a trailing twelve-month basis during the three months ended March 31, 2021 which automatically extended the interest-only period through February 28, 2024. Beginning on the first calendar day of the month following the end of the interest-only period, the 2021 Term Loan shall be payable in (i) consecutive equal installments of principal through March 1, 2026, plus (ii) monthly payments of accrued interest. The principal amount outstanding under the 2021 Term Loan shall accrue interest at a floating per annum rate equal to the greater of (i) 2.00% above the prime rate, or (ii) 5.25%, which interest, in each case, shall be payable monthly. Changes to the interest rate applicable to the 2021 Term Loan based on changes to the prime rate shall be effective on the effective date of any change to the prime rate.

The Company’s final payment, due at maturity on March 1, 2026, shall include all outstanding principal and accrued and unpaid interest, lender fees and expenses, of which the majority will include a final payment of $2.7 million, and all other sums, if any, that shall have become due and payable hereunder with respect to the 2021 Term Loan. The $2.7 million final payment will be amortized as interest expense over the term of the loan. The Company has the option to prepay, prior to maturity, the total outstanding principal amount plus accrued and unpaid interest, subject to a prepayment penalty of 3% of the principal amount if paid prior to the first anniversary of the

BIODESIX, INC.

Notes to Condensed Financial Statements

Effective Date, 2% of the principal amount if paid on or after the first anniversary but prior to the second anniversary of the Effective Date, 1% of the principal amount if paid on or after the second anniversary but prior to October 19, 2025, and 0% thereafter.

The Company granted the Lender a security interest in substantially all of the Company’s assets. The 2021 Term Loan requires the Company to comply with a minimum liquidity ratio covenant (as defined) by the 2021 Term Loan of not less than 0.95 to 1.00, and has a trailing six month rolling minimum revenue requirement of not less than 70% of the Company’s projected revenue performed at the end of each reporting period. On September 30, 2021, we entered into the Consent and First Amendment to Loan and Security Agreement (the 2021 Term Loan Amendment) to, among other things, amend our 2021 Term Loan to eliminate the revenue covenant for the period ended September 30, 2021 and modify the revenue covenant threshold for the three month period ended December 31, 2021. In addition, we agreed to establish a restricted cash collateral account for $15 million for the benefit of our lender if the balance of our cash and cash equivalents declines below $40 million. The 2021 Term Loan contains certain covenants limiting the ability of the Company to, among other things, incur future debt, transfer assets except for the ordinary course of business, make acquisitions, pay dividends or make other certain restricted payments, or sell assets, subject to certain exceptions, without the prior written consent of the Lender. Failure to comply with the covenants and loan requirements may result in an event of default. As of September 30, 2021, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. In the event of a default, including, among other things, our failure to make any payment when due or our failure to comply with any covenant under the 2021 Term Loan, the Lender may elect to declare all amounts outstanding to be immediately due and payable, and may proceed against the collateral granted to them to secure such indebtedness, including a royalty-free license or other right to use all of our intellectual property without charge.

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

The PPP Loan had a maturity date on the two-year anniversary of the funding date, April 2022, and included a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (as discussed below), were scheduled to commence in September 2021. The Company did not provide any collateral or guarantees in connection with the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Note and Agreement contained customary events of default, including those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects.

All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. During the second quarter 2021, the Company determined that it would apply for forgiveness under the SBA’s Loan Forgiveness program, a change from its previous intent to repay. Subsequently, in July 2021 the Company applied for loan forgiveness and on August 17, 2021, the Company received legal release and formal notification that the PPP Loan was forgiven in full. As of and for the three months ended September 30, 2021, the Company reduced the ‘Current portion of notes payable’ and recorded a gain on extinguishment in the statements of operations for the $3.1 million forgiven.

BIODESIX, INC.

Notes to Condensed Financial Statements

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of
September 30, 2021
Remainder of 2021	$5
2022	19
2023	15
2024	13,217
2025	14,418
2026 and thereafter	2,406
Total	$30,080

Cash paid for interest was $1.3 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 7 - Convertible Preferred Stock

Prior to its IPO in October 2020, the Company had issued convertible preferred stock from time to time to fund its operations and to make acquisitions. The Company’s convertible preferred stock was reported as temporary equity in the Company’s balance sheet because the preferred shareholders held a majority of the Company’s Board of Directors seats and as a result could have caused certain events to occur outside of the Company’s control, with the result the Company could have been obligated to redeem the convertible preferred stock.

Immediately prior to the Company’s IPO and as of September 30, 2020, the Company had issued 118,766,273 convertible preferred shares. On October 27, 2020, upon closing of the Company’s IPO, each outstanding share of Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock automatically converted into 0.1684664 share of common stock; and each share of Series B-1 Preferred Stock automatically converted into 0.196 shares of common stock. In the aggregate, all series of preferred stock were converted into 20,090,745 shares of common stock. Subsequent to the Company’s IPO, there are no longer any series of convertible preferred stock outstanding.

Note 8 – Warrants to Purchase Convertible Preferred Stock

The Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain of the convertible preferred shares and issuance of debt. As of September 30, 2020 and through the closing of the Company’s IPO in October 2020, the preferred warrants were classified as liabilities with estimated fair value remeasured at each reporting date reported within in the accompanying statements of operations.

The following table presents the activity for convertible preferred stock warrants outstanding as of September 30, 2020 (in thousands, except weighted average exercise price):

	Series E		Series G (1)
	Warrants	Weighted Average Exercise price	Warrants	Weighted Average Exercise price
Outstanding ‑ January 1, 2020	925	$5.00	613	$0.75
Granted	—	—	—	—
Forfeited/canceled	(925)	(5.00)	—	—
Exercised	—	—	—	—
Outstanding ‑ September 30, 2020	—	—	613	$0.75

The warrants to purchase Series E convertible preferred stock were not exercised and expired during the three months ended June 2020.

(1) On October 27, 2020, all convertible preferred stock converted to common stock at the completion of our IPO, and as a consequence, the warrants to purchase Series G convertible preferred stock were converted to 103,326 warrants to purchase common stock, which have an expiration date of February 23, 2028. All common stock warrants remain outstanding as of September 30, 2021.

BIODESIX, INC.

Notes to Condensed Financial Statements

Note 9 – Revenue and Accounts Receivable Credit Concentration

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

Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Diagnostic tests	$5,039	$8,552	$43,072	$15,798
Services	1,492	641	4,210	2,730
Total revenue	$6,531	$9,193	$47,282	$18,528

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the statements of operations. Of the $3.5 million in ‘Deferred revenue’ recorded in the balance sheet as of December 31, 2020, $2.7 million was recognized in revenues. During the nine months ended September 30, 2021, $1.0 million was added to ‘Deferred revenue’ for up-front cash payments received for which the revenue recognition criteria have not been met. The ‘Deferred revenue’ of $1.8 million recorded in the balance sheet as of September 30, 2021 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of September 30, 2021 and December 31, 2020, the Company had $1.0 million and $1.4 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue, and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
The Big Ten Conference	—	—	46%	—
Merck	10%	—	1%	—
Centura Healthcare	—	26%	6%	19%
Percent of total revenue	10%	26%	53%	19%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 36% and 14% of the Company’s total revenue for the three and nine months ended September 30, 2021, respectively, and 63% and 61% of total revenue for the three and nine months ended September 30, 2020. The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company does not perform evaluations of customers' financial condition and does not

BIODESIX, INC.

Notes to Condensed Financial Statements

require collateral. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	September 30, 2021	December 31, 2020
Medicare	28%	6%
Merck	21%	—
The Big Ten Conference	—	35%
Centura Healthcare	—	24%
Percent of total accounts receivable	49%	65%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan) and the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of September 30, 2021, 691,918 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Pre-tax share-based compensation expense reported in the Company’s statements of operations was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct costs and expenses	$18	$—	$37	$—
Research and development	141	10	465	20
Sales, marketing, general and administrative	1,227	90	3,175	135
Total	$1,386	$100	$3,677	$155

Stock Option Activity

Stock option activity during the nine months ended September 30, 2021, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2021	2,321	$1.82	7.4	$42,580
Granted	1,104	18.80	9.5	—
Forfeited/canceled	(163)	6.33	—	—
Exercised	(396)	1.48	—	—
Outstanding ‑ September 30, 2021	2,866	$8.16	7.9	$11,312
Exercisable - September 30, 2021	1,349	$4.83	6.8	$6,606

Restricted Stock Units and Restricted Stock Activity

As of September 30, 2021, there were 119,192 restricted stock units (RSUs) outstanding, with a weighted average grant date fair value of $5.13 per share.

The remaining unrecognized stock‑based compensation expense for options and RSUs was approximately $8.6 million as of September 30, 2021, and is expected to be amortized to expense over the next 3.9 years.

BIODESIX, INC.

Notes to Condensed Financial Statements

Bonus-to-Options Program

As part of the Bonus-to-Options Program (Bonus Option Program), the Company recorded the following activity during the nine months ended September 30, 2021 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2021	173	$11.11	4.9	$1,723
Granted	266	20.67	9.4	—
Forfeited/canceled	(46)	19.73	—	—
Exercised	(20)	7.69	—	—
Outstanding ‑ September 30, 2021	373	$17.00	7.7	$343
Exercisable - September 30, 2021	373	$17.00	7.7	$343

During the three and nine months ended September 30, 2021, the Company accrued an insignificant amount and $0.7 million related to the estimate of the Bonus Option Program, respectively. During the three and nine months ended September 30, 2020, the Company did not accrue any amounts related to the estimate of the Bonus Option Program. Options granted, if any, pertaining to the performance of the Bonus Option Program are typically approved and granted in first quarter of the year following completion of the fiscal year.

Employee Stock Purchase Plan

A total of 338,106 shares of our common stock have been reserved for issuance under the Employee Stock Purchase Plan (ESPP). The initial offering period under the ESPP was from January 1, 2021 and concluded August 31, 2021. On a go-forward basis, the ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. As of September 30, 2021, 42,855 shares have been issued under the ESPP leaving 295,251 shares remaining for future issuance.

Note 11 – Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net loss attributable to the Company’s stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings or losses of the Company. The number of common shares issuable upon assumed conversion of convertible debt was based on the Company’s estimated common stock price as of September 30, 2020 as determined by the Company’s Board of Directors with assistance from a valuation firm.

In connection with the acquisition of Indi in 2018, the Company recorded contingent consideration (See Note 4 – Fair Value) for amounts contingently payable to Indi's selling shareholders pursuant to the terms of the asset purchase agreement. The contingent consideration arrangement requires additional consideration to be paid by the Company to Indi upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date. If the gross margin target was met, the Company was required to issue 2,520,108 shares of common stock. The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. In August 2021, the Company entered into an amendment of the original agreement in which all parties agreed to forgo the issuance of common stock. As a result of the achievement of the gross margin target, the Company included the 2,520,108 shares of common stock in the calculation of weighted-average shares outstanding used in computing basic and diluted net loss per share from the date the gross margin target was met until the amendment was executed. These shares are not included in the statements of convertible preferred stock and stockholders' equity (deficit) or shares issued and outstanding in the balance sheets.

BIODESIX, INC.

Notes to Condensed Financial Statements

Basic and diluted loss per share for the three and nine months ended September 30, 2021 and 2020 were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders	$(11,514)	$(8,845)	$(29,877)	$(26,817)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	28,051	277	27,467	269
Net loss per share, basic and diluted	$(0.41)	$(31.93)	(1.09)	(99.69)

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	2,866	2,843	2,866	2,843
Shares committed under ESPP	5	—	5	—
Convertible preferred stock	—	119,257	—	119,257
Warrants	103	613	103	613
Restricted stock units	119	79	119	79
Convertible debt	—	20,746	—	20,746
Total	3,093	143,538	3,093	143,538

Note 12 - Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three and nine months ended September 30, 2021 and 2020.

Note 13 – Commitments and Contingencies

Leases

The Company leases facilities under non‑cancelable operating leases. Rent expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.5 million for the three and nine months ended September 30, 2020, respectively.

Future minimum lease payments for operating lease obligations are as follows (in thousands):

As of
September 30, 2021
Remainder of 2021	$187
2022	767
2023	140
Total	$1,094

Co‑Development Agreement

In April 2014 and amended in October 2016, the Company entered into a worldwide agreement with AVEO to develop and commercialize AVEO's hepatocyte growth factor inhibitory antibody ficlatuzumab with the Company's proprietary companion diagnostic test, BDX004, a version of the Company’s serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced non small cell lung cancer (NSCLC). Under the terms of the agreement, AVEO will conduct a proof of concept (POC) clinical study of ficlatuzumab for NSCLC in which BDX004 will be used to select clinical trial subjects (the NSCLC POC Trial). Under the agreement, the Company and AVEO would share equally in the costs of the NSCLC POC Trial, and each would be responsible for 50% of development and regulatory costs associated with all future clinical trials agreed upon by the Company and AVEO. The Company and AVEO continue to conduct POC clinical trials of ficlatuzumab in combination with BDX004.

BIODESIX, INC.

Notes to Condensed Financial Statements

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020. In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. The Company had $0.2 million in remaining obligations related to the AVEO agreement as of September 30, 2021. Following the effective date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO.

There were no expenses related to this agreement for the three and nine months ended September 30, 2021. Expenses related to this agreement for the three and nine months ended September 30, 2020 were $0.3 million and $1.0 million, respectively.

License Agreements

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. As further consideration for the non-exclusive license, the Company agreed to pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. On May 24, 2021, the Company entered into the First Amendment to the Non-Exclusive License Agreement with Bio-Rad which amended the Bio-Rad License such that, effective May 1, 2021, the Company will no longer pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. The Bio-Rad License expires in August 2024. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement. Royalty expense under the Bio-Rad License for the three and nine months ended September 30, 2021 and 2020 were not significant.

On May 13, 2021 (Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License for the three and nine months ended September 30, 2021 was insignificant and $0.1 million, respectively.

Revenue Share Agreement

As part of the acquisition of the assets of Oncimmune USA, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a revenue share payment related to an acquired diagnostic test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Revenue share expenses of $0.2 million and $0.5 were incurred for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively.

Litigation, Claims and Assessments

From time to time, we may become involved in legal proceedings or investigations which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. In September 2021, we reached a settlement agreement with plaintiffs, which received preliminary approval from the Circuit Court of the City of St. Louis, State of Missouri on November 10th, regarding a dispute involving the Telephone Consumer Protection Act (TCPA) in which we estimate payment to third parties to be approximately $230,000 which has been accrued as a legal contingency. We are not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended September 30, 2021 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (Form 10-K) and the Condensed Financial Statements as of September 30, 2021 and 2020 and for the three and nine months then ended, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed on March 16, 2021.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of September 30, 2021 and 2020 and for the three and nine months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three and nine months ended September 30, 2021 and 2020 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We have commercialized seven diagnostic tests which are currently available for use by physicians. Our Nodify XL2 and Nodify CDT tests, marketed as part of the Nodify Lung Nodule Risk Assessment testing strategy, assess the risk of lung cancer to help identify the most appropriate treatment pathway. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. Our GeneStrat and VeriStrat tests, marketed as the Biodesix Lung Reflex testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat targeted tumor profiling test and the VeriStrat immune profiling test now have a less than 36-hour average turnaround time, down from the previous 72-hour average turnaround time, providing physicians with timely results to facilitate treatment decisions. In response to the COVID-19 pandemic, through our partnership with Bio-Rad, we commercialized the Biodesix WorkSafe™ testing program. Our scientific diagnostic expertise, technologies, and existing commercial infrastructure enabled us to rapidly commercialize two FDA EUA authorized tests, a part of our customizable program. Both diagnostic tests are owned and were developed by Bio-Rad and Bio-Rad has granted us permission to utilize both tests for commercial diagnostic services. Then U.S. Health and Human Services Secretary Azar declared a public health emergency for COVID-19 in February 2020 which justified the authorization of emergency use of diagnostic tests for the detection and/or diagnosis of COVID-19. The Bio-Rad SARS-CoV-2 ddPCR test and the Platelia SARS-CoV-2 Total Ab test have been granted FDA EUA pursuant to the current emergency declaration. The Bio-Rad SARS-CoV-2 ddPCR test was FDA EUA authorized on May 1, 2020, authorizing performance of the test in laboratories certified under Clinical Laboratory Improvement Amendments (CLIA) to perform high complexity tests. The second test is the Platelia SARS-CoV-2 Total Ab test, which is an antibody test intended for detecting a B-cell immune response to SARS-CoV-2, indicating recent or prior infection. The Platelia SARS-CoV-2 Total Ab test was FDA EUA authorized on April 29, 2020. Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety, and we cannot predict how long the EUAs for the SARS-CoV-2 tests will remain in place. In addition to the seven tests currently available to physicians, the Company launched the GeneStrat Next Generation Sequencing™ (NGS) test, our 72-hour blood-based NGS test, in November 2021 to a select group of physicians, with broad US launch anticipated for the first quarter 2022.

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

Beginning in the period ended June 30, 2021, we partnered with GenScript Biotech Corporation to commercialize the blood-based cPass SARS-CoV-2 Neutralizing Antibody testing as a service. The test is the first surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the receptor binding domain (RBD) in the spike protein of SARS-CoV-2 that are produced in response to vaccination or previous SARS-CoV-2 infection.

These tests under the Biodesix WorkSafe testing program are utilized by healthcare providers, including hospitals and nursing homes, and are also offered to businesses and educational systems to assist in their back-to-work or back-to-school strategies. We have announced multiple partnerships for COVID-19 testing, and maintain an agreement with the State of Colorado to be one of the diagnostic companies to support widespread COVID-19 testing for the State. Additionally, we have overseen and managed onsite testing and validating testing for the Big Ten Conference athletic competitions through the term of our contract which expired on June 30, 2021.

In addition to the seven diagnostic tests currently on the market, we perform over 30 assays for research use as part of our laboratory services that have been used by over 50 biopharmaceutical companies and academic partners. All of our diagnostic testing is performed at one of our two accredited, high-complexity clinical laboratories in Boulder, Colorado and De Soto, Kansas.

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

In the United States, we market our tests to clinical customers through our targeted sales organization, which includes sales representatives that are engaged in sales efforts and promotional activities primarily to pulmonologists, oncologists, cancer centers and nodule clinics. We market our tests and services to biopharmaceutical companies globally through our targeted business development team, which promotes the broad utility of our tests and testing capabilities throughout drug development and commercialization which is of value to pharmaceutical companies and their drug-development process.

We have funded our operations to date principally from net proceeds from an initial public offering (IPO) of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness. We had cash and cash equivalents of $47.9 million and $62.1 million as of September 30, 2021 and December 31, 2020, respectively.

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

•

Investment in clinical studies and product innovation to support growth. A significant aspect of our business is our investment in research and development, including the development of new products and our investments in clinical utility studies. We have invested heavily in clinical studies for our on market and pipeline products. Our studies focus primarily on the clinical utility of our tests including the ongoing INSIGHT study which seeks to enroll up to 5,000 patients to continue our clinical understanding of the predictive and prognostic value of the VeriStrat test. The ALTITUDE study, launched during the fourth quarter 2020, seeks to further demonstrate the efficacy of the Nodify XL2 and Nodify CDT tests. A secondary focus of our studies is understanding the economic impact of our tests in assisting with decisions related to patient management and the potential impact of our tests in reducing overall healthcare costs.

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

•

Motivating and expanding our field sales force and customer support team. Our field sales force is the primary point of contact in the clinical setting. These representatives of the company must cover expansive geographic regions which limits their time for interaction and education of our products in the clinical setting. As a result of the successful capital raise associated with our IPO, we plan to invest heavily in the field sales force to increase the total number of sales representatives and thereby reduce the geographic footprint each representative must cover. This investment will allow the larger sales force to maximize their education and selling efforts and achieve greater returns. Additionally, we plan to invest in the Boulder-based marketing and customer support teams to continue to provide the field team with the resources to be successful in the field. Furthermore, as testing volumes increased over the last twelve months for our COVID-19 testing program, we hired additional project support members to assist us in managing testing capacity.

While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. See Part II, Item 1A “Risk Factors” within this Form 10-Q and Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

COVID-19 Pandemic

The COVID-19 pandemic has disrupted, and we expect will continue to disrupt, our lung diagnostic testing operations. To protect the health and well-being of our workforce, partners, vendors and customers, we provide voluntary COVID-19 testing for employees working on-site, implemented social distance and building entry policies at work, restricted travel and facility visits, and followed the States of Colorado and Kansas’ public health orders and the guidance from the Centers for Disease Control and Prevention (CDC). Employees who can perform their duties remotely are asked to work from home and those on site are asked to follow our social distance guidelines. Our sales, marketing and business development efforts have also been constrained by our operational response to the COVID-19 pandemic. We expect to continue to adjust our operational norms to help slow the spread of COVID-19 in the coming months, including complying with government directives and guidelines as they are modified and supplemented.

On September 9, 2021, President Biden signed two new Executive Orders that would require vaccinations for all federal workers and contractors. In addition, it was also announced that the Department of Labor’s Occupational Safety and Health Administration (OSHA) and the Centers for Medicare and Medicaid Services (CMS) would each be releasing emergency rules that would respectively require (i) employers with 100 or more employees and (ii) workers in health care setting that receive Medicare and Medicaid reimbursement to implement vaccination and testing protocols. We are currently a party to several federal contracts and in order to remain compliant with President Biden’s Executive Orders, all Biodesix teammates will be required to have received an effective dose of the COVID-19 vaccine no later than January 4, 2022. Exemptions may be requested for qualifying medical reasons or sincerely held religious belief, subject to review and approval.

The COVID-19 pandemic and the surge associated with the Delta variant has negatively affected, and we expect will continue to negatively affect, our lung diagnostic testing-related revenue and our clinical studies. For example, cancer patients may have more limited access to hospitals, healthcare providers and medical resources as they take steps to control the spread of COVID-19. Our biopharmaceutical customers are facing challenges in recruiting patients and in conducting clinical trials to advance their pipelines, for which our tests could be utilized. As a result of the COVID-19 pandemic, beginning in the latter half of March 2020, we saw a decline in business with existing and new biopharmaceutical customers. We began to see recovery during the fourth quarter 2020 as our delivered tests exceeded first quarter 2020 delivered tests and we expect to continue to see the recovery extending into 2022; however, the rate of growth experienced since we began to see recovery is below our expectations and has been impacted by ongoing surges, such as the surge in the Delta variant, which has negatively impacted patients willingness or ability to gain access to healthcare providers and medical resources. Further, our clinical studies, such as our ongoing INSIGHT and ALTITUDE studies, as well as our arrangements including contracted clinical studies with our biopharmaceutical customers, are expected to take longer to complete than what we expected before the outbreak of the COVID-19 pandemic. While our biopharmaceutical revenue for the third quarter 2021 grew in comparison to the third quarter 2020, we are continuing to experience delays in clinical studies from across the country and world due to COVID-19 restrictions through the third quarter of 2021; however, we expect continued recovery in our biopharmaceutical activities assuming continued economic recovery from the pandemic and its variants.

Conversely, we have experienced a significant increase in revenues related to an increase in the demand for our Biodesix WorkSafe testing program, our COVID-19 testing program, during the fourth quarter of 2020 through the second quarter of 2021. The first quarter 2021 was our peak for COVID-19 testing revenue, while we have experienced a substantial decline in COVID-19 testing revenue subsequently as immunizations in the U.S. accelerated. We are uncertain at this time how President Biden’s Executive Orders and regulatory changes will impact our COVID-19 testing revenue in future periods as we stand ready to provide this essential testing service to assist employers with the implementation of these regulations. There is no assurance that our COVID-19 testing program will continue to be accepted by the market or that other diagnostic tests will become more accepted, produce quicker results or are more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain. If the pandemic were to dissipate, whether due to a significant decrease in new infections, due to acquiring herd immunity based on previous natural infection, and the availability and rapid distribution of vaccines, the evolution of variant strains that impact diagnostic test performance, or otherwise, the need for COVID-19 testing could decrease significantly and this could have an adverse effect on our results of operations and profitability. As a result, the increase in revenue due to any increase in demand for these diagnostic tests may not be indicative of our future revenue. See Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the SEC, including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed on March 16, 2021, for a description of how the COVID-19 pandemic may adversely affect our business, financial condition and results of operations.

Third Quarter 2021 Financial and Operational Highlights

Net revenues for the quarter declined as compared to the comparable quarter in 2020 primarily as a result of the expected continued decline in our COVID-19 testing revenue while partially offset by growth in our highest margin product areas, lung diagnostics and biopharmaceutical services. We generated revenue during the three months ended September 30, 2021 of $6.5 million, representing a decrease of 29% as compared to the three months ended September 30, 2020.

The following were significant developments affecting our business, capital structure and liquidity during the three months ended September 30, 2021 as compared to the same period in 2020 unless otherwise noted:

•

Lung diagnostic revenue of $4.5 million, an increase of 51% driven primarily by our focus on improvement in adoption of the newly launched, high value Nodify Lung Nodule Risk Assessment diagnostic tests and sales force expansion;

•	Services revenue of $1.5 million, an increase of 133% driven by the recovery in testing volumes from clinical studies and services;
•	COVID-19 testing revenue of $0.5 million, a decline of 91% driven primarily from the reduction in COVID-19 testing demand, which we outlined in our most recent previous fiscal quarter.
•

Lung diagnostic sales growth was driven by a greater percentage of overall sales of the Company’s Nodify Lung Nodule Risk Assessment diagnostic tests which consist of two blood-based tests that help physicians reclassify risk of malignancy in patients with suspicious lung nodules;

•

The Company continues to see a shift in lung diagnostic testing demand that suggests the pulmonologists are beginning to see more non-COVID-19 patients; however, the improvement in sales continue to be impacted by geographic areas in which there are significant variant surges, such as the Delta variant. While we continue to experience a recovery from the start of the pandemic and associated shutdowns in the first quarter 2020 and most recently due to the Delta variant wave, the rate of growth has been negatively impacted by geographic areas with significant impacts to the health care systems from variant surges;

•	Remains on track to double the size of the direct and dedicated sales force in 2021;
•	Cash and cash equivalents of $47.9 million, representing a reduction of approximately $8.4 million from June 30, 2021.

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

Diagnostic Tests

Diagnostic test revenue is generated from delivery of results from our diagnostic tests. In the United States, we performed tests as both an in-network and out-of-network service provider depending on the test performed and the contracted status of the insurer. We provide diagnostic tests in two primary categories: (i) lung diagnostics testing and (ii) COVID-19 testing.

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

We expect our research and development expenses to increase as we continue to innovate and develop additional products and expand our data management resources. As our services revenue grows, an increasing portion of research and development dollars are expected to be allocated to cost of services for biopharmaceutical service contracts. This expense, though expected to increase in dollars, is expected to decrease as a percentage of revenue in the long term, though it may fluctuate as a percentage of our revenues from period to period due to the timing and extent of these expenses.

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

Non-Operating Expenses

Interest Expense and Interest Income

Interest expense consists of cash and non-cash interest from our 2021 Term Loan, the 2018 Notes, Paycheck Protection Program loan, convertible debt and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the contingency in the second quarter 2021. Our convertible debt, along with the related accrued interest, was automatically converted to 1,848,280 shares of our common stock upon completion of our IPO in October 2020. Interest income, which is included in ‘Other income, net’ in the statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenues	$6,531	$9,193	$(2,662)	(29)%	$47,282	$18,528	$28,754	155%
Operating expenses:
Direct costs and expenses	2,722	3,891	(1,169)	(30%)	28,025	7,346	20,679	282%
Research and development	3,293	2,706	587	22%	9,937	7,713	2,224	29%
Sales, marketing, general and administrative	13,607	7,879	5,728	73%	36,959	22,793	14,166	62%
Change in fair value of contingent consideration	—	957	(957)	(100)%	1,622	957	665	69%
Total operating expenses	19,622	15,433	4,189	27%	76,543	38,809	37,734	97%
Loss from operations	(13,091)	(6,240)	(6,851)	(110)%	(29,261)	(20,281)	(8,980)	(44)%
Other income (expense):
Interest expense	(1,546)	(2,658)	(1,112)	(42)%	(3,012)	(6,899)	(3,887)	(56)%
Change in fair value of warrant liability	—	(24)	24	100%	—	31	(31)	(100)%
Gain on debt extinguishment, net	3,123	—	3,123	100%	2,395	—	2,395	100%
Other income, net	—	77	(77)	(100)%	1	332	(331)	(100)%
Total other expense	1,577	(2,605)	(4,182)	(161)%	(616)	(6,536)	(5,920)	(91)%

Net loss	$(11,514)	$(8,845)	$(2,669)	(30)%	$(29,877)	$(26,817)	$(3,060)	(11)%

Revenues

We generate revenue from our diagnostic tests and services that we provide. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Diagnostic revenue	$5,039	$8,552	$(3,513)	(41)%	$43,072	$15,798	$27,274	173%
Services revenue	1,492	641	851	133%	4,210	2,730	1,480	54%
Total revenue	$6,531	$9,193	$(2,662)	(29)%	$47,282	$18,528	$28,754	155%

Total revenue decreased $2.7 million or 29%, and increased $28.8 million or 155% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.

Diagnostic test revenue decreased $3.5 million or 41%, and increased $27.3 million or 173% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The $3.5 million decrease for the three months ended September 30, 2021 compared to the same period in 2020 is due to a $5.0 million reduction in COVID-19 revenue resulting from a decrease in delivered COVID-19 diagnostic tests, which was partially offset by an increase in our lung diagnostic revenue of $1.5 million driven primarily from an increase in Nodify XL2 and Nodify CDT tests delivered.

The $27.3 million increase in revenue for the nine months ended September 30, 2021 compared to the same period in 2020 is primarily driven by a $22.9 million increase in COVID-19 revenue due to the delivery of our COVID-19 tests which were released during the second quarter of 2020 and a $4.4 million increase in our lung diagnostic revenue driven primarily from an increase in Nodify XL2 and Nodify CDT tests delivered. We began to see recovery during the fourth quarter 2020 in lung diagnostic testing as our delivered tests exceeded first quarter 2020 delivered tests as health care practitioners, including pulmonologists, increasingly returned to pre-pandemic related care. However, the Company’s sales efforts continued to be impacted by the COVID-19 pandemic and the surge associated with the Delta variant which has negatively affected, and we expect will continue to negatively affect, the growth rate of our lung diagnostic testing-related revenue and our clinical studies.

Services revenue increased $0.9 million or 133%, and $1.5 million or 54% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 driven by the recovery in testing volumes from clinical studies and services.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue decreased $1.2 million or 30%, and increased $20.7 million or 282% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The decrease for the three months ended September 30, 2021 compared to the same period in 2020 is due to the overall decline in COVID-19 testing as vaccinations increase. The increase in direct costs and expenses for the nine months ended September 30, 2021 compared to the same period in 2020 is primarily driven by costs associated with the delivery of our COVID-19 tests which were released during the second quarter of 2020.

Research and Development

Research and development expenses increased $0.6 million or 22%, and $2.2 million or 29% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase in cost was due primarily to increased employee compensation and benefits costs associated with stock-based compensation as a result of the transition from a private to a public company and increased headcount of our research and development personnel, partially offset by decreased spending on clinical trials.

The following table summarizes our external and internal costs for the three and nine months ended September 30, 2021 and 2020 (in thousands, except percentages).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
External expenses:
Clinical trials and associated costs	$364	$729	$(365)	(50)%	$1,671	$2,021	$(350)	(17)%
Other external costs	1,039	758	281	37%	3,049	2,002	1,047	52%
Total external costs	1,403	1,487	(84)	(6)%	4,720	4,023	697	17%
Internal expenses	1,890	1,219	671	55%	5,217	3,690	1,527	41%
Total research and development expenses	$3,293	$2,706	$587	22%	$9,937	$7,713	$2,224	29%

Sales, Marketing, General and Administrative

Sales, marketing, general and administrative expenses increased $5.7 million or 73%, and $14.1 million or 62% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. This increase was driven primarily by increases in employee compensation and benefits for the three and nine months ended September 30, 2021, respectively, associated with expansion of the Company’s workforce and increased share-based compensation expense. This increase is also the result of increases in non-employee costs for the three and nine months ended September 30, 2021, respectively, associated with legal and other fees as a result of the transition from a private to a public company.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration decreased $1.0 million or 100%, and increased $0.7 million or 69% for the three and nine months ended September 30, 2021, respectively compared to the same periods in 2020. The decrease of $1.0 million for the three months ended September 30, 2021 compared to the same period in 2020 is a result of the gross margin target being met during the three months ended June 30, 2021. The net change to contingent consideration through the date the gross margin target was met is recorded as operating expenses in the statements of operations. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule. The increase of $0.7 million for the nine months ended September 30, 2021 compared to the same period in 2021 is a result of the change in fair value to reflect the passage of time, changes in discount rate, as well as estimates regarding the period in which targets that trigger the payment of contingent consideration will be achieved and subsequently paid.

Non-Operating Expenses

Interest Expense

Interest expense decreased $1.1 million or 42%, and $3.9 million or 56% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. This decline was due to a decrease of interest expense related to convertible notes, which were converted to common stock upon the successful completion of our IPO in October 2020, and a decrease resulting from the refinancing of our term loan, reducing near-term interest costs. Partially offsetting this decline is the increase to contingent consideration recorded as ‘Interest expense’ resulting from the passage of time and fixed payment schedule during both the three and nine months ended September 30, 2021 of $1.0 million and $1.3 million.

Gain on Debt Extinguishment, net

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

During the second quarter 2021, the Company determined that it would apply for forgiveness under the SBA’s Loan Forgiveness program, a change from its previous intent to repay. Subsequently, in July 2021 the Company applied for loan forgiveness and on August 17, 2021, the Company received legal release and formal notification that the PPP Loan was forgiven in full. As a result of the extinguishment of the PPP Loan, the Company recorded a gain on debt extinguishment of $3.1 million during the three months ended September 30, 2021.

Other Income, net

Other income, net, decreased $0.1 million or 100%, and $0.3 million or 100% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The decrease is primarily attributable to a reduction in sublease income from two subleases that expired in the second and third quarter of 2020.

Liquidity and Capital Resources

We are an emerging growth company and, as such, have yet to generate positive cash flows from operations. We have funded our operating activities primarily through financing activities, which include both debt and equity offerings.  In October 2020, we completed an IPO, resulting in net proceeds of approximately $63.8 million after deducting offering costs, underwriting discounts and commissions.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). As a result of the pandemic, the Company diversified its diagnostic testing beyond lung diagnostic testing to include the critical service of COVID-19 diagnostic testing. Beginning in the third quarter 2020, the Company’s COVID-19 testing services began to experience rapid growth with a peak in the first quarter 2021; however, subsequent to this peak, we have experienced a rapid decline in COVID-19 testing revenue primarily as a result of a few significant contracts that have expired as well as the ongoing increase in COVID-19 vaccination rates across the United States. In addition, the COVID-19 pandemic negatively affected, and we expect will continue to negatively affect, our lung diagnostic testing-related revenue and our clinical studies. We began to see recovery during the fourth quarter 2020 as our lung diagnostics delivered tests exceeded first quarter 2020 delivered tests and we expect to continue to see the recovery extending into 2022. However, given the continuation of the pandemic through COVID-19 variants, including the associated hospitalization surges and the impact on the medical ecosystem, which include clinical studies and pulmonary practices, the demand for our lung diagnostic testing and biopharma services has not recovered in line with our expectation from the time of our IPO.

On September 9, 2021, President Biden announced the implementation of a six-pronged, comprehensive national strategy to combat variants of COVID-19 (COVID-19 Action Plan). Among the six prongs are plans to increase COVID-19 testing including requiring all employers with 100 or more employees to ensure their workers are vaccinated or tested weekly. OSHA is developing a rule that will require all employers with 100 or more employees to ensure their workforce is fully vaccinated or require any workers who remain unvaccinated to produce a negative test result on at least a weekly basis before coming to work. OSHA will issue an Emergency Temporary Standard (ETS) to implement this requirement. This requirement will impact over 80 million workers in private sector businesses with more than 100 employees. Further, the Biden administration is calling on all schools to set up regular testing for students, teachers, and staff consistent with CDC guidelines. At this time, we are uncertain as to the potential incremental revenues, if any, that would be generated as a result of our participation in providing support to the COVID-19 Action Plan. While the full outcome of the COVID-19 pandemic is unknown, it continues to negatively impact our ability to grow and scale our business in line with our expectations and disclosures at the time of our IPO. As a result, the items identified above have had an adverse effect on our revenue, results of operations and cash flows.

In March 2021, we completed the closing of our 2021 Term Loan for a principal amount of $30 million and extinguished our prior 2018 term loan for $25.9 million. The 2021 Term Loan contains customary affirmative covenants, including covenants regarding compliance with applicable laws and regulation, payment of taxes, insurance coverage, notice of certain events, and reporting requirements. Further, the 2021 Term Loan contains customary negative covenants limiting the ability to, among other things, incur future debt, transfer assets except for the ordinary course of business, make acquisitions, make certain restricted payments, and sell assets, subject to certain exceptions. The 2021 Term Loan requires the Company to comply with a minimum liquidity ratio covenant (as defined in the 2021 Term Loan) of not less than 0.95 to 1.00, and has a trailing six-month rolling revenue requirement of not less than 70% of the Company’s projected revenue performed at the end each reporting period. On September 30, 2021, we entered into the Consent and First Amendment to Loan and Security Agreement (the 2021 Term Loan Amendment) to, among other things, amend our 2021 Term Loan to eliminate the revenue covenant for the period ended September 30, 2021 and modify the revenue covenant threshold for the three month period ended December 31, 2021. In addition, we agreed to establish a restricted cash collateral account for $15 million for the benefit of our lender if the balance of our cash and cash equivalents declines below $40 million. As of September 30, 2021, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

During the second quarter 2021, the Company determined that it would apply for forgiveness under the SBA’s Loan Forgiveness program, a change from its previous intent to repay. Subsequently, in July 2021 the Company applied for loan forgiveness and on August 17, 2021, the Company received legal release and formal notification that the PPP Loan was forgiven in full. As of and for the three months ended September 30, 2021, the Company reduced the ‘Current portion of notes payable’ and recorded a gain on extinguishment in the statements of operations for the $3.1 million forgiven.

As of September 30, 2021, we maintained cash and cash equivalents of $47.9 million and we are fully drawn under our $30 million 2021 Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock in our IPO in October 2020, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which include lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and needs and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued (November 15, 2021). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before November 15, 2022 in considering whether it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-Q.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our 2021 Term Loan or to obtain waivers or amendments that impact the related covenants. Due to the continued uncertainty caused by the COVID-19 pandemic, significant risks remain with respect to our ability to meet these thresholds and any material adverse effect on our revenues, income and expenses could impact our ability to maintain compliance with these covenants.

Based on our current operating plan, unless we raise additional capital (debt or equity) or obtain waiver from complying with such financial covenants, we expect that we will be unable to maintain our minimum liquidity covenant under our 2021 Term Loan during the next twelve months, which could result in an Event of Default, as defined, causing an acceleration of the outstanding balance. We have taken steps to improve our liquidity through our recent amendment to our 2021 Term Loan and have also undertaken several proactive measures to mitigate the financial and operational impacts of COVID-19 through the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our minimum liquidity covenant. We plan to raise additional funding through the issuance of equity or debt securities; however, we have not secured such funding at the time of this filing and any such financing activities are subject to market conditions. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis nor can there be any assurance that the Company will be a beneficiary of the COVID-19 Action Plan. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

The Company’s revenues, results of operations and cash flows have been materially adversely impacted by the items noted above. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. Our current operating plan, which is in part determined based on our most recent historical actual results and trends, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash flows (used in) provided by:
Operating activities	$(18,026)	$(12,610)
Investing activities	(1,906)	(2,384)
Financing activities	5,625	16,055
Net (decrease) increase in cash and cash equivalents and restricted cash	$(14,307)	$1,061

Our cash flows resulted in a net decrease in cash and cash equivalents of $14.3 million during the nine months ended September 30, 2021 as compared to the net increase in cash of $1.1 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net cash used in operating activities increased by approximately $5.4 million, primarily due to a year-over-year increase in net loss of $3.1 million and decrease in non-cash adjustments to net loss of $1.9 million driven primarily by a decrease in amortization of convertible notes debt discount in 2020 of $4.4 million and an increase in net gain on debt extinguishment in 2021 of $2.4 million. This is partially offset by an increase in stock-based compensation expense of $3.5 million, increase in contingent consideration of $0.7 million, and increase in other non-cash items of $0.7 million.

Net cash used in investing activities during the nine months ended September 30, 2021 totaled $1.9 million, a decrease of $0.5 million compared to the same period in 2020. The decrease in net cash used in investing activities was primarily due to payments in 2020 to acquire Oncimmune assets, partially offset by an increase in purchases of property and equipment in support of our operations in 2021.

Net cash provided by financing activities during the nine months ended September 30, 2021 totaled $5.6 million, a decrease of $10.4 million compared to the same period in 2020 driven primarily by the proceeds of the convertible debt issuance in 2020. The net cash provided by financing activities for the nine months ended September 30, 2021 primarily resulted from the net proceeds from our 2021 Term Loan of $4.6 million and proceeds from the issuance of common stock under the ESPP and exercise of stock options of approximately $1.0 million. The net cash provided by financing activities for the nine months ended September 30, 2020 of $16.1 million primarily resulted from proceeds from the issuance of convertible notes and the PPP loan.

Contractual Obligations and Commitments

As a result of the closing of our 2021 Term Loan, repayment of our 2018 Notes, and forgiveness of our PPP Loan, our non-cancelable contractual obligations and commitments for borrowings and interest as presented in our Form 10-K have been modified. The following table provides an update as follows as of September 30, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (1)	$38,291	$1,597	$11,485	$25,209	$—
Fair value of contingent consideration (2)	37,000	13,875	23,125	—	—
Total	$75,291	$15,472	$34,610	$25,209	$—

(1)	Includes the 2021 Term Loan payments of principal, interest and final payment fee of $2.7 million payment due upon loan maturity.
(2)

The gross margin target associated with the purchase transaction of Indi was achieved in the quarter ending June 30, 2021, giving rise to the previously disclosed contingent obligations of $37.0 million in the aggregate payable through the issuance of Company’s shares of common stock subject to a fixed price put option. The Company entered into an amendment in August 2021 to the original agreement in which all parties agreed to forgo the issuance of shares of common stock of the Company that would otherwise be issued to it, and the Company will instead make six quarterly installment payments of $4.6 million beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million. The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2021, we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

In accordance with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Certain of these estimates significantly influence the portrayal of our financial condition and results of operations and require us to make difficult, subjective or complex judgments. Our critical accounting policies primarily relate to our fair value estimates, and are described in greater detail below and in Note 2 to our condensed financial statements in Part 1 of this Quarterly Report on Form 10-Q.

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

Prior to our IPO in October 2020, the fair value of our common stock was determined by our Board of Directors in accordance with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation Practice Aid (Practice Aid). In doing so, our Board of Directors determined the best estimate of fair value of our common stock, exercising reasonable judgment and considering numerous objective and subjective factors, by first determining the enterprise value of our business, and then allocating the value among the various classes of our equity securities to derive a per share value of our common stock.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842). The new guidance maintains two classifications of leases: finance leases, which replace capital leases, and operating leases. Lessees will need to recognize a right-of-use asset and a lease liability on the balance sheet for those leases previously classified as operating leases under the old guidance. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for direct costs. The accounting standard will be effective for the Company beginning January 1, 2022. Based on our current analysis expect the adoption to result in the recognition of approximately $1.5 million of right of use assets and associated lease liabilities in our balance sheet and do not expect any material impact to our statement of operations or statement of cash flows. We are implementing new processes and internal controls over lease recognition, which will ultimately assist in the application of the new lease standard.

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

Interest rate risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding 2021 Term Loan. As of September 30, 2021, we had $30 million outstanding on the 2021 Term Loan subject to a floating per annum rate equal to the greater of (i) 2.00% above the prime rate, or (ii) 5.25%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of September 30, 2021, a hypothetical 100 basis point increase in interest rates would not have a material impact on our investment portfolio, financial position or results of operations.

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

There were no changes to our internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

This Quarterly Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or investigations which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. In September 2021, we reached a settlement agreement with plaintiffs, which received preliminary approval from the Circuit Court of the City of St. Louis, State of Missouri on November 10th, regarding a dispute involving the Telephone Consumer Protection Act (TCPA) in which we estimate payment to third parties to be approximately $230,000 which has been accrued as a legal contingency. We are not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K as of and for the year ended December 31, 2020, filed March 16, 2021, and subsequent quarterly reports on Form 10-Q, if applicable, include a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information we previously disclosed and, except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q. These risks could materially and adversely affect our business, financial condition and results of operations.

The continuing spread of COVID-19 and the impact to our business may continue to have a material and adverse effect on our ability to generate revenues, maintain compliance with our financial covenants and result in our inability to continue as a going concern. Any such impacts could have a material and adverse effect on the price of our common stock.

Our financial statements as of and for the period ended September 30, 2021 were prepared on the assumption that we would continue as a going concern. These financial statements did not include any adjustments that might result from the outcome of this uncertainty. As a result of the impact of the COVID-19 pandemic on our operations as described in this report, and our obligation to remain in compliance with our financial covenants under our 2021 Term Loan, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months. Although we have taken steps to improve our liquidity through our recent amendment to our 2021 Term Loan to modify certain financial covenants and have taken measures to reduce planned capital expenditures and operating expenses, these actions alone will not be sufficient to mitigate our liquidity concerns in the wake of the material impact to our revenues, income and cash flows from the continued spread of COVID-19. In addition, if we are not able to improve our operating results, we may need to limit our operations substantially. We will need to raise additional capital in the form of equity or debt to increase our liquidity but there is no assurance that we will be able to secure any such funding in a sufficient amount or on terms that are acceptable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Furthermore, the reaction of investors to the inclusion of a going concern statement in this report, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

We are exposed to significant future payments and other obligations associated with our acquisitions of Integrated Diagnostics and Oncimmune, U.S.A., and may not realize the advantages we expect from these acquisitions.

We purchased select assets and liabilities from Integrated Diagnostics, Inc. and IND Funding, LLC (collectively, the Seller or Indi) which included the Clinical Laboratory Improvement Amendments (CLIA) lab in Seattle, Washington, and all rights to the Nodify XL2 test and intellectual property rights related to that test. The purchase was made for total consideration of $27.6 million, consisting of $8.0 million (10,649,604 shares) of our Series G Preferred Stock and contingent consideration with an initial fair market value of $19.6 million.

The acquisition of Indi included a contingent consideration arrangement that requires additional consideration to be paid by us to the Seller based on the milestone of the attainment of a three consecutive month gross margin target of $2 million within a seven-year period. Under the terms of the original agreement, when the gross margin target was met, the Company was required to issue 2,520,108 shares of common stock. For the six months following the achievement of the milestone, the Indi had the option to require the Company to redeem the common shares for $37.0 million in cash over eight equal installments. If Indi elected not to exercise this option, we had 12 months to repurchase the common stock in two equal quarterly cash installments totaling $37 million.

The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. The Company entered into an amendment to the original agreement in August 2021 in which all parties agreed to forgo the issuance of common stock and agreed that the Company will in lieu thereof make six quarterly installments of approximately $4.6 million each beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million. The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement. The amendment to the original agreement is subject to consent from our lender under the 2021 Term Loan and 2021 Term Loan Amendment for which we are in discussions with our lender. As of September 30, 2021, we have not made any payments in connection with the contingent consideration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.39*	Consent and First Amendment to Loan and Security Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Previously filed.
+	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: November 15, 2021	By:	/s/ RYAN H. SIUREK
Ryan H. Siurek
Chief Accounting Officer