Form 10-K
period 2021-12-31
BIODESIX INC
filed 2022-03-14
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of common stock held by non-affiliates of the Registrant was $196.5 million, based on the closing price of the common stock as reported on the Nasdaq Global Select Market for that date.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2022 was 31,307,853.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders are to be incorporated by reference into Part III, as specifically set forth in Part III.)

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
•
our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.
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
•
the impact of a pandemic, epidemic, or outbreak of an infectious disease in the United States (U.S.) or worldwide, including the COVID-19 pandemic on our business;
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

PART I

Item 1. Business.

Our mission is to improve every patient’s lung care by empowering physicians with swift, comprehensive and actionable insights.

Our vision is to be a trusted business partner that the world relies on for data-driven diagnostics.

Business Overview

Biodesix, Inc. (“Biodesix”, “we,” “us,” “our” or the “Company”) is a leading data-driven diagnostic solutions company leveraging state of the art technologies with our proprietary artificial intelligence (AI) platform to discover, develop, and commercialize solutions for clinical unmet needs, with a primary focus in lung disease. By combining a multi-omic approach with a holistic view of the patient’s disease state, we believe our solutions provide physicians with greater insights to help personalize their patient’s care and meaningfully improve disease detection, evaluation, and treatment. Our unique approach to precision medicine provides timely and actionable clinical information, which we believe improves overall patient outcomes and lowers the overall healthcare cost by reducing the use of ineffective and unnecessary treatments and procedures. In addition to our diagnostic tests, we provide biopharmaceutical companies with services that include diagnostic research, clinical trial testing, and the discovery, development, and commercialization of companion diagnostics.

Our core belief is that no single technology will answer all clinical questions that we encounter. Therefore, we employ multiple technologies, including genomics, transcriptomics, proteomics, and radiomics, and leverage our proprietary AI platform, the Diagnostic Cortex®, to discover innovative diagnostic tests for clinical use. Because of this approach, we believe we are unique in the diagnostics market as this approach allows for a broader and more holistic understanding of each patient’s disease state. Our data-driven and multi-omic approach is designed to enable us to discover diagnostic tests that answer critical clinical questions faced by physicians, patients, researchers, and biopharmaceutical companies.

We operate in a single segment and derive our revenue from two sources: (i) providing diagnostic testing services associated with (a) blood-based lung tests and (b) Coronavirus Disease 2019 (COVID-19) tests (Diagnostic Tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics (Services). We derived 90% of our total revenues for fiscal 2021 and 2020 from our diagnostic testing business.

We are dedicated to continuously publishing and presenting new data on the clinical validation and utility of our diagnostic tests. Since our inception, we have performed over 500,000 tests and continue to generate a large and growing body of clinical evidence. We have participated in 27 clinical studies, five of which are ongoing, and have published over 300 peer-reviewed publications and presentations. We have over 150,000 samples and data in our biobank, including tumor profiles and immune profiles, which are used for both internal and external research and development (R&D) initiatives.

We have commercialized eight diagnostic tests which are currently on market and we perform over 30 assays for research use as part of our laboratory services that have been used by over 50 biopharmaceutical customers and academic partners.

Blood-Based Lung Tests

We have five diagnostic blood-based tests across the lung cancer continuum of care, which generated $18.7 million and $12.6 million in revenue for fiscal 2021 and 2020, respectively, an annual growth rate of 49%.

Diagnosis

•
Nodify XL2® and Nodify CDT® tests, together marketed as part of our Nodify Lung® Nodule Risk Assessment testing strategy, assess the risk of lung cancer to help identify the most appropriate treatment pathway. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules.

Treatment & Monitoring

•
GeneStrat ddPCR® and VeriStrat® tests, marketed as part of our new IQLung™ testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat ddPCR tumor profiling test and the VeriStrat immune profiling test have a 36-hour average turnaround time, providing physicians with timely results to facilitate treatment decisions.
•
GeneStrat NGS™ (NGS) test, our 72-hour blood-based NGS test, was launched in November 2021 to a select group of physicians, with broad US launch in January 2022. The GeneStrat NGS test is marketed as part of the new IQLung testing strategy with the GeneStrat ddPCR and VeriStrat tests.

COVID-19 Tests

In response to the COVID-19 pandemic, through our partnership with Bio-Rad, we commercialized the Biodesix WorkSafe™ testing program. We generated $30.2 million and $28.3 million in revenue from COVID-19 testing during fiscal 2021 and 2020, respectively. Our scientific diagnostic expertise, technologies, and existing commercial infrastructure enabled us to rapidly commercialize two United States Food and Drug Administration (FDA) Emergency Use Authorization (EUA)-authorized tests, a part of our customizable WorkSafe™ program. Both diagnostic tests are owned and were developed by Bio-Rad and Bio-Rad has granted us permission to utilize both tests for commercial diagnostic services.

In January 2020, the U.S. Department of Health and Human Services Secretary declared a public health emergency for COVID-19 which justified the authorization of emergency use of diagnostic tests for the detection and/or diagnosis of COVID-19. The Bio-Rad SARS-CoV-2 Droplet Digital™ polymerase chain reaction (ddPCR) test and the Platelia SARS-CoV-2 Total Ab test have been granted FDA EUA pursuant to the current emergency declaration. The Bio-Rad SARS-CoV-2 ddPCR test was FDA EUA authorized on May 1, 2020, authorizing performance of the test in laboratories certified under the Clinical Laboratory Improvement Amendments (CLIA) to perform high complexity tests. The second test is the Platelia SARS-CoV-2 Total Ab test, which is an antibody test intended for detecting a B-cell immune response to SARS-CoV-2, indicating recent or prior infection. The Platelia SARS-CoV-2 Total Ab test was FDA EUA authorized on April 29, 2020. Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety, and we cannot predict how long the EUAs for the SARS-CoV-2 tests will remain in place. Using the Bio-Rad SARS-CoV-2 ddPCR test and the Platelia SARS-CoV-2 Total Ab tests, we operate and have commercialized the Biodesix WorkSafe testing program.

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

In addition, during the three months ended June 30, 2021, we began partnering with GenScript Biotech Corporation to commercialize the blood-based cPass™ SARS-CoV-2 Neutralizing Antibody testing as a service. The test is the first and only surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the receptor binding domain (RBD) in the spike protein of SARS-CoV-2 that are produced in response to vaccination or previous SARS-CoV-2 infection.

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

The COVID-19 pandemic negatively affected, and we expect will continue to negatively affect, our lung diagnostic testing-related revenue and our clinical studies. For example, cancer patients may have more limited access to hospitals, healthcare providers and medical resources as they take steps to control the spread of COVID-19. Our biopharmaceutical customers are facing challenges in recruiting patients and in conducting clinical trials to advance their pipelines, for which our tests could be utilized. As a result of the COVID-19 pandemic, beginning in the latter half of March 2020, we saw a decline in business with existing and new biopharmaceutical customers. We began to see recovery during the fourth quarter 2020 as our delivered tests exceeded first quarter 2020 delivered tests and we continued to see the recovery extending through 2021. Further, our clinical studies, such as our ongoing INSIGHT and ALTITUDE studies, as well as our arrangements including contracted clinical trials with our biopharmaceutical customers, are expected to take longer to complete than what we expected before the outbreak of the COVID-19 pandemic. Our biopharmaceutical services revenue grew by approximately 20% during 2021 as compared to 2020; however, we are continuing to experience delays in clinical trials from across the country and world due to COVID-19 restrictions. We expect further improvement in our biopharmaceutical activities during 2022 as compared to 2021.

Conversely, we experienced a significant increase in revenues related to an increase in the demand for our Biodesix WorkSafe testing program, our COVID-19 testing and services, since the onset of the pandemic. COVID-19 diagnostic testing and services contributed approximately $30.2 million and $28.3 million during fiscal years 2021 and 2020, respectively. The first quarter 2021 was our high-water mark for COVID-19 testing revenue. We experienced a steady decline in subsequent quarters as immunizations in the U.S. accelerated. We do not anticipate the need for COVID testing to be commensurate with the peak demand experienced during the first quarter 2021 and instead expect the demand to moderate as new variants and infection occur. The reduction in demand for COVID-19 diagnostic testing will be a key indicator of continued recovery and is taken as a positive sign for both our Lung Diagnostic and Biopharmaceutical Services as we head into 2022. There is no assurance that our COVID-19 testing program will continue to be accepted by the market or that other diagnostic tests will become more accepted, produce quicker results or are more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain. If the pandemic were to dissipate, whether due to a significant decrease in new infections, due to acquiring herd immunity based on previous natural infection, and the availability and rapid distribution of vaccines, the evolution of variant strains that impact diagnostic test performance, or otherwise, the need for COVID-19 testing could decrease significantly and this could have an adverse effect on our results of operations and profitability. As a result, the increase in revenue due to any increase in demand for these diagnostic tests may not be indicative of our future revenue.

See “Risk Factors” for a description of how the COVID-19 pandemic may adversely affect our business, financial condition and results of operations.

Full Year Results for 2021

For the year ended December 31, 2021, compared to the prior year:

•
Total Revenue was $54.5 million, an increase of 20%;
o
Lung Diagnostic Revenue of $18.7 million, an increase of 49%
o
Services Revenue of $5.6 million, an increase of 20%
o
COVID-19 Revenue of $30.2 million, an increase of 7%
•
Gross Margin was $24.0 million, an increase of 2%;
•
Operating Expenses, excluding Direct costs and expenses, were $64.9 million, an increase of 40%;
•
Operating Expenses, excluding Direct costs and expense and non-cash stock compensation expense, were $60.0 million, an increase of 40%;
•
Net Loss was $43.2 million, an increase of 38%;
•
Basic and Diluted Net Loss Per Common Share was $1.58;
•
Net Cash Used by Operating Activities was $28.2 million, compared to $21.4 million used; and
•
Cash and Cash Equivalents was $32.7 million as of December 31, 2021.

Our Market Opportunity

Diagnostic Testing Market Size and Opportunity

Despite significant advances over the last decade, lung cancer is still the deadliest type of cancer in both men and women in the United States. While diagnostic testing has become routinely used at certain points in the lung cancer continuum of care (diagnosis, treatment and monitoring), we believe there is substantial need for novel, advanced testing to improve on the current standard of care. We estimate that in the United States, the lung cancer continuum of care currently represents over 10 million annual testing opportunities and is over a $27 billion market annually for testing alone.

Over the last two decades, the use of biomarker testing in clinical trials has increased, with 55% of oncology trials involving the use of biomarker testing in 2018 versus 15% in 2000. We believe the field of biomarker discovery and companion diagnostic development for biopharmaceutical therapeutics is set to continue growing as biopharmaceutical companies seek to de-risk their research and development pipelines and increase chances of drug development success. We estimate that biopharmaceutical partnering and research opportunities represents over a $2 billion market annually.

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

Current Limitations in Biomarker Discovery and Companion Diagnostics

We estimate the biopharmaceutical biomarker testing and companion diagnostic market opportunity represents a $2 billion market annually. Over the last two decades, the use of biomarker testing in clinical trials has increased, with 55% of oncology trials involving the use of biomarker testing in 2018 versus 15% in 2000. From 2005 to 2015, a study identified that incorporating biomarkers into clinical development programs increased their probability of therapeutic success rate from phase 1 to FDA-approval by 570%, representing an increase from 1.6% without biomarkers to 10.7% with biomarkers. We believe the field of biomarker discovery and companion diagnostic development for biopharmaceutical therapeutics is set to continue growing as biopharmaceutical companies seek to de-risk their product development efforts and increase chances of drug development success. However, we believe as the market continues to advance, inherent limitations of both biomarker discovery and companion diagnostic development have become more apparent.

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

We continuously incorporate new market insights and patient data to enhance our platform through a data-driven learning loop. We regularly engage our customers, key opinion leaders, and scientific experts to stay ahead of the rapidly evolving diagnostic and therapeutic landscape and learn about biological discoveries that are clinically meaningful. Additionally, we incorporate clinical and molecular profiling data aggregated through our commercial clinical testing, research studies, clinical trials, and biopharmaceutical customers or academic partnerships, into our platform. We have over 150,000 samples and data in our biobank, including tumor profiles and immune profiles, which are used for both internal and external development initiatives. With our data-driven and multi-omic approach as data inputs into the Diagnostic Cortex, we are able to discover diagnostic tests that answer critical clinical questions faced by physicians, researchers, and biopharmaceutical companies.

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

Most diagnostic companies focus their strategy on using a single technology to discover biomarkers for a broad range of clinical questions. We believe that no single technology can interrogate the complexity of the human disease state to help solve all clinical questions. For that reason, we employ a multi-omic approach to solving diagnostic challenges leveraging our proprietary transparent AI platform, the Diagnostic Cortex. Because of this approach, we believe we are unique in the diagnostics market, allowing for a broader and more holistic understanding of each patient’s disease state.

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

Our current DeepMALDI methods allow us to achieve finer mass resolution, greater sensitivity, and 20-times faster imaging speeds than other instruments. Additionally, we believe recent enhancements to our DeepMALDI methods and MALDI-ToF technology evolution now allows us to measure more than 2,000 proteins, an improvement from the estimated 900 proteins we could measure a year ago. We intend to maintain our leadership role in the discovery of proteomics-based diagnostic tests. We utilize our DeepMALDI and MALDI-ToF technologies in our discovery and development efforts and as part of our collaborations with our biopharmaceutical customers and academic partners.

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

Enzyme-Linked Immunosorbent Assay

ELISA is the most widely used ligand binding assay platform within and outside the pharmaceutical industry. Formats include direct, indirect and sandwich assays and are typically run in manually or semi-automated modes. We use a semi-automated implementation of ELISA in clinical testing for the Nodify CDT test and the Platelia SARS-CoV-2 Total Ab test, and the cPASS neutralizing antibody test for COVID-19. The acquisition of Oncimmune USA in 2019 expanded our ability to conduct very high throughput and cost-effective ELISAs in our clinical testing laboratory. We have now included the ELISA technologies for research and development both internally and externally with our biopharmaceutical customers and academic partners.

Droplet Digital Polymerase Chain Reaction Technology (ddPCR)

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

Next Generation Sequencing Technology

We use an NGS technology for broad genomic sequencing of clinical specimens. Our strategy with NGS relies on a menu of off-the-shelf and custom research use assays, which we develop and make available as a part of our commercial pipeline and biopharmaceutical test services. The NGS technology integrates automated systems to yield high sensitivity results with a rapid turnaround time. Since adoption of this technology, we have included the NGS technologies for research and product development both internally and externally with our biopharmaceutical customers and academic partners.

Our Solutions and Products

To help address the current limitations with standard of care in lung cancer diagnosis, treatment, and monitoring, we use combinations of tumor, immune and host profiling, radiological imaging, patient clinical profiling, and our proprietary AI platform to provide a holistic view of each patient’s dynamic disease state.

We have five blood-based diagnostic tests across the lung cancer continuum of care to help address clinical unmet needs by physicians.

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
•
Treatment Guidance: We believe there is an imminent need for a blood-based testing solution that measures tumor-specific mutations and the patient’s immune profile to provide physicians with more comprehensive information to assess the overall prognosis of the patient and personalize treatment plans. We offer the blood-based IQLung testing strategy, which consists of the GeneStrat ddPCR and GeneStrat NGS tumor profiling tests and the VeriStrat immune profiling test for patients diagnosed with NSCLC. With a 72-hour turnaround time, we are able to quickly provide critical diagnostic information to physicians to facilitate personalized treatment decisions for their patients.
•
Monitoring: We believe longitudinally monitoring advanced NSCLC patients for the dynamic evolution of their tumor and immune profile while on treatment can provide an earlier indication of treatment resistance and/or disease progression. We offer the IQLung testing strategy as a blood-based monitoring tool for physicians to track their patients’ disease evolution.

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

The Nodify CDT test is used to help identify lung nodules that are likely malignant and the Nodify XL2 test helps identify lung nodules that are likely benign. Nodify Lung is available for patients 40 years or older, with nodules between 8 and 30mm, and less than 65% pre-test risk of lung cancer. The testing strategy starts with the Nodify CDT test to determine if a nodule is likely malignant or at a higher risk of lung cancer. The Nodify CDT test helps physicians identify cancer more quickly by prioritizing patients with a higher risk of malignancy for a diagnostic procedure, such as biopsy or surgery. If the nodule is not identified as having a high risk of malignancy by the Nodify CDT test, then the Nodify XL2 test is performed to help determine if the patient’s nodule is likely benign or has a reduced risk of lung cancer and may be a candidate for CT imaging surveillance. The Nodify Lung testing strategy is represented graphically in the image below starting with the patient’s pre-test risk of malignancy and ending with the guideline-recommended diagnostic procedure for each risk category.

We launched the Nodify Lung combined offering of the Nodify CDT and Nodify XL2 tests in March 2020. However, the Nodify XL2 test has been available to all physicians since September 2019 and has been available to a select group of physicians since October 2018. We acquired the Nodify XL2 test from Integrated Diagnostics (Indi) in July 2018 and acquired the Nodify CDT test from Oncimmune USA in October 2019.

Nodify CDT

The Nodify CDT test is a blood-based proteomic test that helps identify patients who have a suspicious lung nodule that is likely malignant or at a higher risk of being cancerous. Results allow physicians to identify patients who may be better candidates for timely invasive diagnostic procedures such as bronchoscopy, transthoracic needle biopsy, or surgical resection, with the hope of catching cancer earlier. The Nodify CDT test enhances lung nodule risk assessment to facilitate compliance with clinical treatment guidelines such as those of the American College of Chest Physicians (ACCP). The Nodify CDT test is intended for use in patients who are 40 years or older, have nodules between 8 and 30mm, and pre-test risk of lung cancer of less than 65%.

The test measures the levels of seven circulating autoantibodies (P53, NY-ESO-1, CAGE, GBU4-5, SOX2, HuD, and MAGE A4) associated with lung cancer, combined with an algorithm to report out three potential results: High Level, Moderate Level, or No Significant Levels of Antibodies Detected (NSLAD). The seven autoantibodies have shown to be elevated for all types of lung cancer, and from the earliest stage of the disease.

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

In addition to the test result of High Level, Moderate Level, or NSLAD, each test report includes the patient’s pre-test risk of malignancy as calculated by the Solitary Pulmonary Nodule (SPN) Risk Assessment calculator, and their post-test risk of cancer incorporating the result of the test. The SPN Risk Assessment calculator was developed by Stephen Swensen, M.D., of the Mayo Clinic and is designed to provide a risk of malignancy for a patient with a newly discovered incidental nodule. The model incorporates six clinical and radiologic factors into the equation: age, nodule size, smoking status, nodule location, spiculation (nodule edge characteristic), and previous history of lung cancer. Incorporating the autoantibody levels with the risk model provides physicians with a more accurate assessment of risk. The test has been studied in 14 peer reviewed published studies and presentations.

Nodify XL2

The Nodify XL2 test is a blood-based proteomic test that helps identify patients who have a suspicious lung nodule that is likely benign or at a reduced risk of being cancerous. Results allow physicians to identify patients who may be better candidates for routine CT surveillance to monitor for growth or shrinkage of the nodule over time instead of an invasive diagnostic procedure. The Nodify XL2 test is used for patients who are 40 years or older, have nodules between 8 and 30mm, and have a pre-test risk of lung cancer of less than or equal to 50%.

The Nodify XL2 test integrates peptides measured by LC-MS with clinical and radiological characteristics that are combined by an algorithm to report out three potential results: Likely Benign, Reduced Risk, or Indeterminate. Specifically, the Nodify XL2 test measures the relative abundance of two peptides (LG3BP and C163A) in circulation in the patient’s blood. The native proteins from which the peptides are derived, have been associated with an inflammatory response to cancer. The clinical factors are patient age and smoking status, and radiological factors are nodule size, location, and edge characteristics.

In addition to the test result of Likely Benign, Reduced Risk, or Indeterminate, each test report includes the patient’s pre-test risk of lung cancer as calculated by the SPN Risk Assessment calculator, and their post-Nodify XL2 risk of malignancy incorporating the result of the test. Incorporating the peptide levels with the risk model provides physicians with a revised assessment of risk incorporating the patient’s biology.

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

Blood samples for the Nodify XL2 and Nodify CDT tests can be collected in the physician’s office, laboratory, or at home through use of mobile phlebotomy. Mobile phlebotomy options facilitate testing for patients even if they are not seen in person by the physician and instead are seen through telehealth visits. This benefits the patient as scheduling can be conveniently fit to their needs and can keep them away from a physician’s office or hospital for safety concerns, especially with the evolving coronavirus pandemic. Additionally, mobile phlebotomy benefits the physician as the logistics around a blood draw or tissue sampling are out of their hands. We have a national network of contracted Nurses and Phlebotomists to support at-home or mobile blood collection.

Both tests require a single blood sample shipped at ambient temperature to our certified, high-complexity clinical laboratory in De Soto, Kansas. Nodify CDT testing requires whole blood and Nodify XL2 testing requires either a whole blood tube, or whole blood spotted onto our proprietary Blood Collection Device (BCD). The introduction of the BCD and now the whole blood tube as qualified specimen collection methods for use with the Nodify XL2 test alleviated the need for serum separation processing steps by phlebotomists at blood draw sites such as centrifugation, and cold chain (dry ice) shipments, which has increased the market access to our proteomic-based tests. Results for the Nodify CDT test alone are typically available within one day. If both tests are ordered for the patient and Nodify CDT returns a result of NSLAD, then both test results are typically available within 4 to 5 days. All results are available through a portal, fax, hard copy, or mobile device.

Treatment Guidance and Monitoring

Profiling the tumor through blood-based testing can help identify mutations in genes that may be driving growth of the tumor and may be targets for therapeutics. However, tumors also suppress intrinsic mechanisms that prevent the patient’s immune system from identifying and eliminating the cancer cells. Profiling the immune system can show if the patient’s immune system may have been subverted and therefore, is less likely to be responsive to immunotherapies. Our blood-based IQLung testing strategy consists of the GeneStrat ddPCR and GeneStrat NGS tumor profiling tests and the VeriStrat immune profiling test, which can be ordered together or separately for patients with NSCLC. Together, the tests typically have a 72-hour turnaround time, providing physicians with timely results to facilitate treatment decisions.

GeneStrat ddPCR

The GeneStrat test is a blood-based tumor profiling test that detects the guideline recommended, actionable mutations in lung cancer: EGFR, KRAS, BRAF, EML4-ALK, ROS-1, and RET. Physicians can order one or any combination of the gene tests, whichever they deem medically necessary for the individual patient. The presence of a mutation in one of the genes could indicate the patient is a candidate for the associated guideline-recommended targeted therapy. The GeneStrat test performance and potential clinical utility have been published in 3 peer reviewed studies.

The GeneStrat test results are typically available within 36 hours from our receipt of the sample in our Boulder, Colorado clinical laboratory. In a study at Eastern Carolina University, it was observed that blood-based testing was up to three weeks faster than tissue-based testing, with tissue-based testing taking a median of 26 days from sample collection. With GeneStrat testing, results are typically available in time for the patients first oncology visit, allowing the patient to start front-line treatment as quickly as possible. In the same study, it was observed that only 4% of patients had tissue-based molecular test results prior to start of front-line treatment. Meanwhile, after integrating Biodesix testing at the institution, 72% of patients had molecular test results available. Testing with the GeneStrat test can help physicians identify driver mutations quickly to help speed up time to treatment.

GeneStrat NGS Test

The GeneStrat NGS test is a blood-based 52-gene tumor profiling test panel that detects the guideline recommended, actionable mutations in lung cancer including five gene classes (SNV, INDELS, CNA, fusions, and exon-skipping). Specific variants of relevance to NSCLC include EGFR, KRAS, BRAF, EML4-ALK, ROS-1, RET, MET, NTRK. The GeneStrat NGS test is used for late-stage, metastatic NSCLC and Physicians can order one or any combination of the IQLung tests, whichever they deem medically necessary for the individual patient. The presence of a mutation in one of the genes could indicate the patient is a candidate for the associated guideline-recommended targeted therapy. The GeneStrat NGS test performance and potential clinical utility have been published in two published studies.

GeneStrat NGS test results are typically available within 72 hours from our receipt of the sample in our Boulder, Colorado clinical laboratory.

We believe that rapid, blood-based tumor profiling with the GeneStrat ddPCR and GeneStrat NGS tests can be complementary to both targeted tissue-based testing (including PD-L1) and tissue-based broad genomic sequencing. Testing with GeneStrat ddPCR and GeneStrat NGS tests at diagnosis can help quickly identify patients who are eligible for targeted therapies. Additionally, blood-based testing upfront can help save valuable tissue for diagnostic evaluation, PD-L1 testing and broad genomic profiling for rare mutations to enroll in clinical trials.

VeriStrat

The VeriStrat test is a blood-based proteomic test that provides a personalized view of each patient’s immune response to their lung cancer. Results help inform physicians whether their patient has a more aggressive cancer and can help with treatment planning. The VeriStrat test profiles the patient’s immune system by measuring eight protein features measured by mass spectrometry and interpreted by a proprietary machine learning-based algorithm to produce either a VeriStrat Good or VeriStrat Poor test result.

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

GeneStrat ddPCR testing is performed using PCR technology, GeneStrat NGS testing is performed using Next Generation Sequencing technology, and the protein features in VeriStrat are measured using MALDI-ToF mass spectrometry. Results are typically available within 72 hours through a portal, fax, hard copy, or mobile device.

The GeneStrat ddPCR and GeneStrat NGS tests require whole blood specimen collection tubes, and VeriStrat requires a whole blood sample spotted onto our proprietary BCD. Both sample types are shipped at ambient temperature and testing is performed in our certified, high-complexity clinical laboratory in Boulder, Colorado.

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

In addition, during the three months ended June 30, 2021, we began partnering with GenScript Biotech Corporation to commercialize the blood-based cPass™ SARS-CoV-2 Neutralizing Antibody testing as a service. The test is the first and only surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the RBD in the spike protein of SARS-CoV-2 that are produced in response to vaccination or previous SARS-CoV-2 infection.

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

Biopharmaceutical Diagnostic Discovery, Development and Testing Services Business

We believe our leadership in clinical proteomics and our multi-omic approach to probe the cancer disease state provides our customers with a clear and distinct advantage over other diagnostic service providers who solely focus on either genomics or proteomics. Similar to our commercial clinical testing business, our biopharmaceutical diagnostic discovery, development and testing services business leverages the Diagnostic Cortex to provide an extensively validated and deep learning approach to discovering new biomarkers, which in turn helps drive the clinical development of therapeutics. We recognize each clinical development program is complex, which is why we offer end-to-end diagnostic solutions, ranging from initial biomarker discovery and feasibility projects to commercialization of companion diagnostics.

To address the increasing complexity of disease biology and new drug mechanisms of action, we employ a range of genomic and proteomic technologies to uncover insights about the tumor biology and patient’s immune response to cancer for therapeutics in clinical development. With our broad technology and service offering, including the performance of over 30 assays for research use as part of our laboratory services (see diagram below), we are able to provide the depth and breadth of biomarker tools for our partners for multi-omic analyses across their product development efforts. Although we recognize the importance of a multi-omic, approach in translational research, we are experts in discovering and developing proteomic-based diagnostic tests to help interrogate the immune profile and host disease state of patients on particular therapeutics. Traditionally, oncology biomarkers have been discovered from tumor tissue, but with the increased trend in the number of programs featuring immuno-oncology agents in therapeutic development, we believe there is a clinical unmet need for blood-based tumor markers and host/immune biomarkers to complement information obtained from tissue.

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
•
Genentech: We partnered with Genentech to discover a novel proteomic classifier for advanced NSCLC patients treated with atezolizumab. The test was discovered on a small clinical cohort (n=77) and was independently validated on blinded samples (n=270) from the POPLAR clinical trial (NCT01903993). The validation revealed that the proteomic test was predictive of progression free survival and overall survival for atezolizumab versus the control arm docetaxel. Additionally, an analysis compared the correlation between our proteomic classifier with standard of care biomarkers (PD-L1 expression status and tumor mutation burden), which revealed there was no significant correlation. We published additional work on the Genentech classifier this fall with three posters presented at the society of immunotherapy conference (SITC). This data reinforces that our classifier provides unique and valuable information in the treatment of patients with advanced NSCLC. It is our belief that Genentech could use this strategy to identify patients that could derive a longer progression free survival from atezolizumab.
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
•
HiberCell: In January 2021, we announced a broad collaboration with HiberCell for companion diagnostic discovery, development and commercialization. The agreement initially focuses on the further development of an ELISA as a companion diagnostic in future registrational trials in breast cancer for Imprime PGG programs.

Our Competitive Advantages

We believe the following are our key competitive advantages:

•
Our proprietary extensively validated deep learning platform, which is tailored to discover diagnostic tests that address clinical unmet needs. Our platform is an extensively validated deep learning platform optimized for discovery of diagnostic tests. By combining our data-driven and multi-omic approach with deep learning techniques, we believe we have overcome many standard machine learning challenges. This has enabled us to develop commercial tests for clinical unmet needs and collaborate with our biopharmaceutical customers and academic partners.
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
•
Our leadership in clinical proteomics, demonstrated research, development, and scientific expertise, combined with our intellectual property portfolio. Our leadership in clinical proteomics and our multi-omic approach, we believe provides us with a distinct advantage over our competitors, who focus on any single technology, such as genomics or proteomics. Our certified, high-complexity laboratories offer significant advantages in development of commercial tests.
•
Our proprietary technologies and processes are protected by a portfolio of approximately 109 issued patents in the United States and internationally, and 22 uniquely registered United States trademarks. We take efforts to protect our proprietary position using a variety of methods, such as a pursuit of United States and foreign patent applications related to our proprietary technology, use of trade secrets, trademarks, know-how, continuing technological innovation and potential in-licensing and acquisition opportunities.
•
Our demonstrated success commercializing diagnostic tests in lung disease as well as unprecedented turnaround times. With eight diagnostic tests launched and three currently in development, our commercial portfolio of blood-based solutions currently addresses clinical unmet needs within diagnosis, treatment and monitoring of lung cancer. Our diagnostic tests provide rapid, actionable, and holistic diagnostic information to help inform physicians on the next steps in a patient’s care plan. For example, the blood based IQLung strategy for lung cancer patients integrates the GeneStrat targeted test, the GeneStrat NGS test and the VeriStrat test to support treatment decisions across all stages of lung cancer with results in an unprecedented 36-72 hours, expediting time to treatment. We have displayed agility in our R&D and commercial launch efforts and within a month of initiating a development collaboration, launched three diagnostic tests for COVID-19 for commercial use.
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
o
continuously educating physicians, key opinion leaders, hospital systems, advocacy groups, patients, payers, academic research organizations, and technology assessment and guideline organizations on the clinical data and benefits of our tests;
o
utilizing our pulmonology- and oncology-focused sales force and commercial reach with targeted awareness campaigns to employ highly targeted sales and marketing tactics in pulmonology clinics specializing in the management of lung nodules and the diagnosis of lung cancer;
o
continuing to invest in the expansion of our sales force and commercial support team;
o
incorporating our testing services into diagnostic pathways and protocols via a top-down strategy that introduces our diagnostic tests to the largest United States health systems; and
o
leveraging our clinical data to gain broad coverage from public and private payers for our tests.
•
Deepen our relationships with current biopharmaceutical customers and establish new customer opportunities by:
o
selling our complete offering of tests and services to biopharmaceutical companies in the United States and internationally;
o
leveraging existing projects and relationships to expand sales with our current biopharmaceutical customers; and
o
targeting companies developing novel companion diagnostic strategies and drug development projects best suited to our platform for new test discovery, development and commercialization.
•
Further demonstrate the clinical utility and health economic benefits of our diagnostic tests by:
o
investing in commercial clinical testing, research studies and clinical trials to further demonstrate the clinical utility of our tests;
o
providing rapid, actionable, and holistic diagnostic information to help inform physicians on the next steps in a patient’s care plan; and
o
providing timely and actionable clinical information to help improve overall patient outcomes and lower the overall healthcare cost.
•
Introduce new diagnostic tests in lung disease by:
o
engaging with our customers, key opinion leaders, and scientific experts to stay ahead of the rapidly evolving diagnostic and therapeutic landscape and to identify additional clinical unmet needs;
o
entering strategic partnerships with biopharmaceutical companies, academic research organizations, technology providers, and other diagnostic companies; and
o
developing companion diagnostic tests to support the therapeutics’ regulatory approval and adoption process for our biopharmaceutical customers.
•
Enhance our proprietary AI platform and expand our technology portfolio by:
o
continuing to invest in R&D capabilities to foster innovation in test discovery and development;
o
identifying, acquiring technologies and integrating new data types into our proprietary AI platform;
o
entering strategic partnerships across our commercial product portfolio and product development efforts in order to further our development capabilities, accelerate launch of commercial products, or expand our service offering; and
o
achieving “Explainable AI” by developing and incorporating computational tools that determine how the Diagnostic Cortex makes decisions for patient classification and outcome prediction.

•
Continue to expand and leverage our biobank by:
o
expanding and enhancing the robustness of our samples and the data set, including through our collaborations and partnerships;
o
pursuing commercial opportunities with companies and researchers who are interested in utilizing our biobank for their own discovery and development efforts; and
o
monetizing these commercial opportunities.

Our Diagnostic Tests in Development

With the goal of finding solutions for clinical unmet needs related to diagnosis, treatment and monitoring in lung disease, our diagnostic tests in development include the following:

Early-Stage NSCLC—Risk of Recurrence (ROR)

Currently, surgical resection of the tumor without systemic or radiation therapy is standard of care for stage I NSCLC patients. However, 20 to 40% of surgically treated patients will suffer a recurrence within 5 years after surgery. From market research with pulmonologists, thoracic surgeons, and medical oncologists, we identified a significant clinical unmet need for a blood-based test to help identify stage I NSCLC patients who are at a higher risk of recurrence and may benefit from a more aggressive surgical procedure, or from neoadjuvant or adjuvant systemic treatment. Based on this unmet diagnostic need, we discovered the Risk of Recurrence (ROR) test, which is a pre-surgery blood-based proteomic test, designed with the Diagnostic Cortex to predict whether a stage I NSCLC patient has a higher risk of recurrence post-surgical resection. Knowing this information early and before surgery may change the surgical plan and/or support treatment decisions such as neoadjuvant or adjuvant therapy, which have the potential to reduce tumor volume and address micro-metastatic disease as early as possible. Our ROR test validated in an independent sample set, and we are currently working with major academic institutions across the United States to further validate the test.

Late-Stage NSCLC—Immunotherapy Treatment Guidance (PIR)

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

The combination ICI regimens see some improvement in performance over single agent ICI, but side effect profiles are worse, and costs are higher than for single agent ICI. In addition, recent data have shown that a subset of patients experience more rapid disease progression on ICI compared with chemotherapy. We utilized the Diagnostic Cortex platform to discover our Primary Immune Response (PIR) test. PIR is a blood-based proteomic test designed to profile a potential to mount an immune response to their cancer and predict those patients likely to respond to ICI monotherapy treatment, ICI + chemotherapy combination treatment, or who would be highly resistant to ICI therapy. Our PIR test has been validated in multiple independent sample sets for advanced stage NSCLC patients treated with single agent ICI, and we are currently working with major academic institutions across the United States to further validate the test in a prospective study called BEACON-Lung.

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

Clinical Trials

We are dedicated to continuously publishing and presenting new data on the clinical validation and utility of our diagnostic tests. We have participated in 27 clinical studies, 5 of which are ongoing, and have published over 300 peer-reviewed publications and presentations. The following are our ongoing clinical studies for our diagnostic testing solutions.

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

INSIGHT Observational Study (NCT03289780)

The INSIGHT observational study is designed to evaluate the real-world clinical utility and performance of the IQLung (GeneStrat ddPCR, GeneStrat NGS and VeriStrat) testing strategy. The title is “Observational Study Assessing the Clinical Effectiveness of VeriStrat and Validating Immunotherapy Tests in Subjects with Non-Small Cell Lung Cancer (INSIGHT)” and the first patient enrolled was on May 11, 2016. To date, we have over 3,500 patients enrolled with a target 5,000 enrollment goal. Final analysis with 3-year follow-up is estimated to be completed by 2024. Results of an interim analysis were presented at ASCO 2020. The study rationale is to guide the adoption of VeriStrat and inform medical decision making, including treatment choice, and enable the validation of additional mass spectrometry-based proteomic tests. The primary study objective is to describe the impact of the VeriStrat test results on treatment decisions, including but not limited to the percentage change in treatment decision, differences in chosen treatments between patients classified as VeriStrat Good and those classified as VeriStrat Poor, and the percentage of patients receiving systemic therapy or supportive therapies only.

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

DROPLET

Droplet is an exploratory observational study to assess the utility a novel gene linkage phenomenon as measured by the Bio-Rad SARS-CoV-2 ddPCR test, on the correlative immune response in individuals previously infected with the COVID-19 virus. The primary objective of this study (titled “ddPCR Linkage, Viral Load and Immune Response in Individuals Infected with COVID-19”) is to evaluate the correlation between linkage, viral load and the immune responses in individuals who have had a natural infection with SARS-CoV-2. Fifty patients will be enrolled and serially tested for viral load and immune responses for up to 12 months. More recently, the focus of the study has shifted to monitoring vaccine antibody durability and T cell responses.

Commercialization

For our lung cancer and nodule management tests, commercial efforts are focused on the promotion of our testing strategies to healthcare professionals actively involved in the diagnosis and treatment of lung cancer. Primarily focusing on pulmonology and oncology, the commercial team, consisting of specialty sales representatives, medical affairs, marketing and customer care representatives, works to educate and inform the entire patient care group consisting of physicians, nurses, office staff, laboratory personnel, and administration as to the appropriate use and value provided by our testing. The team’s goal is to drive test adoption through articulating the scientific and clinical evidence behind our tests, how they impact the clinical care of a patient, and how the tests can ultimately help to improve patient outcomes.

Patients with pulmonary nodules are concentrated in the pulmonology sub-specialty, where additional resources such as lung cancer screening and nodule management clinics may exist to provide an increased level of care. We are also engaging large hospital systems in a “top-down” approach, with a goal of incorporating our tests into system wide pathways and protocols.

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

For our Biodesix WorkSafe testing program, we have a dedicated outreach team that works with the State of Colorado healthcare providers and hospitals, and employers looking to safely return to work across many industries, including food services, oil and gas, biotechnology and pharmaceuticals, sports teams, universities, and many small businesses. We recognize everyone’s COVID-19 situation is unique, which is why we provide end-to-end customized solutions to support testing for our different customers, such as risk assessment tools, physician ordering services, on-site testing, phlebotomy services, shipping logistics, and ongoing client support.

Our business development team is focused on selling our complete offering of tests and services to biopharmaceutical companies in the United States and internationally. We currently hold a medical device establishment license in accordance with the Health Canada Medical Devices Regulations of the Food and Drugs Act and successfully passed an international Health Canada inspection in October 2021. Our team consists of customer facing business development associates that work with our biopharmaceutical customers to identify projects, draw up statements of work and negotiate service agreements. Alliance managers help to manage the contractual obligations and scope of the project, whereas our operations team assures the project is managed with adequate resources and delivers on time. We take a two-pronged approach generating business in this segment. Primarily, we leverage existing projects and relationships to expand sales in current accounts. We also actively map ongoing drug development projects in biopharmaceutical companies and target programs best suited to our platform for new test development.

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

Under section 1834A and its implementing regulations, clinical laboratories that receive the majority of their Medicare revenues from payments made under the CLFS and the Physician Fee Schedule report on a triennial basis (or annually for ADLTs), private payer rates and volumes for their tests with specific billing codes based on final payments made during a set data collection period. The payment rate for a test for the ensuing three-year period (or one year for ADLTs) is set at the weighted median of the rates reported under the specific billing code for that test. Newly established codes for CDLTs are priced until the next private payer rate reporting cycle either based on the payment rate of a comparable code on the CLFS, as determined by CMS ("crosswalking") or at the median of rates submitted by the individual MACs based on statutory and regulatory factors ("gapfilling"). New ADLTs are initially priced at “actual list charge” for a nine-month period, after which they are priced based on private payer rates, with a recoupment provision if actual list charge is more than 130% of the weighted median of private payer rates reported.

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

Prognosis, Treatment Guidance and Monitoring—NSCLC

We are unaware of any other diagnostic test available, commercially or in development, that will compete with our VeriStrat immune profiling test. There is substantial interest and activity in tumor profiling through liquid biopsy. Our genomic test offerings, the GeneStrat ddPCR and GeneStrat NGS tests, face competition from academic hospital laboratories, and companies such as Guardant Health and Foundation Medicine. We believe that there are several companies and academic research institutions in the process of developing tests for monitoring patients on or following treatment for recurrence or progression of lung cancer.

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

Clinical Laboratory Operations

We perform the VeriStrat, GeneStrat ddPCR, GeneStrat NGS, and COVID-19 ddPCR tests in our Boulder, Colorado high-complexity CLIA certified clinical laboratory. The laboratory is College of American Pathology (CAP) accredited, New York State Department of Health (NYSDOH)—permitted and licensed, ISO 13485:2016 Quality Management Systems—Requirements for Regulatory Purposes for Medical Devices certified, along with all other states that require licensing: California, Maryland, Pennsylvania, and Rhode Island. All aspects of the testing process from receipt of the test requisition form through to delivery of test results are performed in the Boulder, Colorado facility. The proprietary testing methods use semi-automated workflows that facilitate the successful delivery of greater than 90% of our tests within 3 days, and we believe our existing workflows will continue to successfully deliver our tests within this timeframe.

The Nodify XL2, Nodify CDT, COVID cPASS and COVID-19 total antibody tests are performed in our De Soto, Kansas high-complexity CLIA certified clinical laboratory. This clinical laboratory is also CAP-accredited, NYSDOH—permitted and licensed, ISO 13485:2016 Quality Management Systems—Requirements for Regulatory Purposes for Medical Devices certified and licensed by California, Maryland, Pennsylvania, and Rhode Island. Receipt of requisitions and testing is performed in our De Soto, Kansas clinical laboratory. Delivery of the test results is performed by personnel from our Boulder, Colorado headquarters. The proprietary testing methods use semi-automated workflows that facilitate the successful delivery of greater than 90% of our tests within 5 days, and we believe our existing workflows will continue to successfully deliver our tests within this timeframe.

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

The COVID-19 pandemic has allowed us to pressure-test our supply chain and logistics processes as we purchased additional manufacturing capacity above our normal run rates to ensure that supply to execute on tests for the foreseeable future was available in-stock and in-house. Our suppliers have been able to allocate sufficient capacity to meet this increased demand with reasonable lead times and therefore we believe sufficient capacity exists for the expected volumes of all tests for the next 12 months.

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

We have invested heavily in the protection of our key assets, namely the VeriStrat® and GeneStrat® tests, and we acquired a patent portfolio relating to the Nodify XL2® and Nodify CDT® tests in our acquisitions of Indi in June 2018, and of Oncimmune USA in October 2019 from Oncimmune Limited (Oncimmune). We own patents and patent applications as well as trade secrets relating to our products currently in development, a collection device for whole blood, our business strategy, client lists and business methods. Further, we have expanded our access to key intellectual property through license and co-development agreements, including our Non-Exclusive License Agreement with Bio-Rad (the Bio-Rad License), which allows us to use the Droplet Digital PCR™ technology developed by Bio-Rad and which we employ in our GeneStrat test.

Our patent strategy has focused on creating and acquiring protection for our VeriStrat and Nodify XL2 proteomic tests, while utilizing trade secret and some methods patent protection for our genomic test (the GeneStrat ddPCR and GeneStrat NGS™ tests) and ELISA test (the Nodify CDT test). We have entered into a non-exclusive license agreement with Bio-Rad, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of ddPCR in cancer detection testing for third parties in the United States. For more information regarding this license and supply agreement, please see “—Material Agreements—Agreements with Bio-Rad.” Bio-Rad owns patents relating to ddPCR and to which we have a non-exclusive license to utilize for the performance of ddPCR in cancer detection testing for third parties as set forth in the Bio- Rad License Agreement. In addition, we have separately been granted permission by Bio-Rad to use the Bio-Rad SARS-CoV-2 ddPCR test and Platelia SARS-CoV-2 Total Ab test for commercial diagnostic services. For more information regarding the permission granted to us by Bio-Rad with respect to such tests, please see “Business—Material Agreements—Agreements with Bio-Rad.” We are unaware of patents owned by Bio-Rad relating to its COVID- 19 antibody test but acknowledge that Bio-Rad has know-how and trade secrets relating to this test. We have patent protection in the United States and other countries around the world for the primary use of the VeriStrat test for profiling of patients with NSCLC, and various other uses of the VeriStrat test, such as breast cancer, prostate cancer, head and neck cancer have received patent protection. We have also received patent protection relating to our core classifier development program, our Diagnostic Cortex® technologies and our approaches to using MALDI-ToF technology (DeepMALDI® techniques). Additionally, our first device patent was issued in 2019 for our internally designed blood collection device.

As of December 31, 2021, our patent portfolio includes approximately 50 issued United States patents, 59 issued foreign patents, which includes 5 European patents that were nationalized in multiple European countries, and 41 pending applications (including 21 foreign patent applications). With regard to our product development efforts, new applications have been filed around developments relating to ARDS and COVID diagnostics, new analytic methodologies using Shapley values and semi-quantitative spectra analysis in MALDI, and national stage applications are now in active prosecution to protect our pipeline ROR and PIR tests.

The patent portfolio can be broken down into 5 major categories:

1)
Issued patents and patent applications relating to the VeriStrat and Nodify tests and uses of these tests;
2)
Issued patents and patent applications relating to methods for developing classifiers, including using the Diagnostic Cortex and DeepMALDI technologies;
3)
Issued patents and patent applications relating to tests currently in development;
4)
Issued patents and patent applications relating to our novel blood collection device; and
5)
Issued patents and patent applications relating to tests developed for our third-party partners.

The patents relating to the VeriStrat test are scheduled to expire between 2026 and 2032. The patents relating to the Nodify XL2 test are scheduled to expire beginning in 2031 (excluding any patent term extension granted by the United States Patent and Trademark Office (USPTO)), and the patents relating to the Nodify CDT test are scheduled to expire in 2027. The patent related to the blood collection device is scheduled to expire in 2039. Should our current patent applications in prosecution in the United States issue, the resulting patents would be scheduled to have expiration dates between 2036 and 2040 (excluding any patent term extension(s) granted by the USPTO).

We currently have one pending Patent Cooperation Treaty (PCT) application. PCT patent applications are not eligible to become issued patents until, among other things, we file such PCT applications as national stage patent application(s) within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to any such PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Provisional patent applications are not eligible to become issued patents but can become the basis of PCT foreign stage and United States non-provisional patent applications, if such applications are filed within 12 months of filing the related provisional patent application. If we do not timely file any non-provisional patent applications, we will lose our priority date and any patent protection on the inventions disclosed in any such provisional patent application.

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

Because branding is as much a part of any intellectual property strategy as patent or trade secret protection we have a number of registered and pending trademarks relating to our company and products. We have received or filed for trademark protection in the United States for our tradename (Biodesix), the names of five of our commercial tests (namely the VeriStrat, GeneStrat ddPCR, GeneStrat NGS, Nodify XL2 and Nodify CDT tests), and a suite of research tests (ImmunoStrat), as well as having trademark protection for our core development and methodological platforms, such as our Diagnostic Cortex and DeepMALDI technologies. In all, as of December 31, 2021, we have 22 uniquely registered United States trademarks, 11 of which (including Biodesix, VeriStrat, and GeneStrat) have received foreign issuances as well, with 3 additional trademarks pending approving from the USPTO. We will continue to pursue protection in the United States and abroad for our branded assets and will continue to use branding to protect products currently in development, key Biodesix developments and non-trade secret methodologies.

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

Government Regulations

Clinical laboratory tests like our diagnostic tests are regulated under CLIA and State law. The FDA regulates medical devices pursuant to the FDCA, including many diagnostic test kits, such as in vitro diagnostic tests (IVDs). However, most Laboratory Developed Tests (LDTs) are not currently subject to the FDA’s regulation (although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to such regulation) because the FDA has historically exercised enforcement discretion over LDTs. LDTs are a subset of IVDs that are intended for clinical use and developed, validated, and offered within a single laboratory for use only in that laboratory. FDA’s authority to regulate LDTs has been contested for many years, and there have been several legislative and administrative proposals regarding LDT regulation seeking to end or limit enforcement discretion and to bring LDTs under new or existing FDA regulatory frameworks:

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
•
On November 16, 2020, HHS directed FDA to review voluntarily submitted EUAs for LDTs; if FDA’s review time exceeds 14 days, the submission would be referred to the National Institute of Health National Cancer Institute and also to other scientific government agencies, or to outside technical contractors if FDA remains unable to conduct the reviews.
•
On June 24, 2021, an updated version of the VALID Act was reintroduced in both chambers of Congress.
•
On November 15, 2021, HHS formally rescinded its August 19, 2020 policy statement regarding FDA’s ability to require premarket review of LDTs absent notice-and-comment rulemaking. That same day, FDA revised its policy with respect to COVID-19 diagnostic tests, announcing that developers of LDTs for SARS-CoV-2 were expected to either submit an EUA request or cease marketing and offering their tests within 60 calendar days.

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

To date, the FDA has not engaged in notice-and-comment rulemaking or released broad-sweeping guidance over LDTs, but it could choose to do so in the future and if pre-market review is required, our business could be negatively impacted as a result of commercial delay that may be caused by the new requirements. The cost of conducting clinical trials and otherwise developing data and information to support pre-market applications may be significant. If we are required to submit applications for our currently marketed tests, we may be required to conduct additional studies, which may be time-consuming, costly and could result in our currently-marketed tests being withdrawn from the market. Continued compliance with the FDA’s regulations would increase the cost of conducting our business, and subject us to heightened regulation by the FDA including penalties for failure to comply with these requirements. Failure to comply with applicable regulatory requirements could result in an enforcement action by the FDA, such as fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal sanctions. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and LDTs. Until the FDA finalizes its regulatory position regarding LDTs, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time and we are monitoring developments and anticipate that our products will be able to comply with requirements that may be imposed by the FDA. In the meantime, we maintain our CLIA accreditation, which permits the use of LDTs for diagnostics purposes.

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

On January 31, 2020, HHS Secretary Alex M. Azar II declared a public health emergency for COVID-19, under 21 U.S.C. § 360bbb-3(b)(1), justifying the authorization of emergency use of IVDs for detection and/or diagnosis of COVID-19. This determination was published in the Federal Register on February 7, 2020. 85 Fed. Reg. 7316 (Feb. 7, 2020). The public health emergency has been extended several times and remains in effect.

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

The Bio-Rad SARS-CoV-2 ddPCR test, the cPASS neutralization antibody test kit, and the Platelia SARS-CoV-2 Total Ab test have been granted FDA EUA pursuant to the current emergency declaration. We have completed all required performance verification studies to validate the use of the tests in our laboratories in accordance with the FDA Policy for Coronavirus Disease-2019 Tests During the Public Health Emergency, CAP and New York State Clinical Laboratory Standards of Practice (NYS CLEP) requirements. The FDA Policy for COVID-19 tests is a guidance document that explains the FDA’s current thinking on the topic, is subject to change, and does not establish any legally enforceable responsibilities. The FDA does not expect a separate notification or EUA request from high complexity CLIA laboratories that are performing testing for SARS-CoV-2 using only EUA-authorized test kits purchased from commercial manufacturers or their distributors. According to previous versions of the FDA's Policy for COVID-19 tests, a laboratory may make certain modifications to an EUA-authorized test if the modified test is validated using a bridging study without submitting an EUA amendment or formal notification. According to the current FDA Policy for COVID-19 tests (Nov. 15, 2021), a laboratory that modified an EUA authorized test pursuant to the previous policy for use of a new specimen through a bridging study when the new specimen type had been previously authorized for another test of the same technology may continue to offer the modified test without submitting an EUA amendment or formal notification.

Federal and State Laboratory Licensing Requirements

The Biodesix Boulder, Colorado clinical laboratory is a CAP-accredited clinical laboratory regulated by CMS pursuant to CLIA. CMS has granted CAP deeming authority under CLIA, which allows CAP to inspect laboratories in lieu of CMS. In addition to holding a CLIA Certificate and CAP laboratory accreditation, Biodesix’s Quality Management System (QMS) holds an ISO 13485:2016 certificate (recently passed recertification audit in December 2021). The Biodesix Boulder, Colorado clinical laboratory has received approval from the NYSDOH, NYS CLEP in Soluble Tumor Markers, and Molecular and Cellular Tumor Markers and Virology as well as holding state permits and licenses in California, Maryland, New York, Pennsylvania, and Rhode Island.

CLIA regulations establish standards for proficiency testing; facility administration; general laboratory systems; pre-analytic, analytic systems, post- analytic systems; personnel qualifications and responsibilities; quality control, quality assessment; and specific provisions for laboratories performing moderate to high complexity tests. Our Boulder, Colorado clinical laboratory is inspected biennially as part of its ongoing certification under CLIA certificate of accreditation by CAP. The Boulder, Colorado clinical laboratory most recently passed its CAP inspection in April 2021.

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

The Biodesix De Soto, Kansas clinical laboratory is a CAP-accredited clinical laboratory regulated by CMS pursuant to CLIA. CMS has granted CAP deeming authority under CLIA, which allows CAP to inspect laboratories in lieu of CMS. In addition to holding a CLIA Certificate and CAP laboratory accreditation, the De Soto, Kansas clinical laboratory most recently passed its first CAP inspection in June 2021. Biodesix’s QMS holds an ISO 13485:2016 certificate (recently passed surveillance audit in December 2021). The De Soto, Kansas clinical laboratory has received approval from the NYSDOH, NYS CLEP in Soluble Tumor Markers and Diagnostic Immunology as well as holding state permits and licenses in California, Maryland, New York, Pennsylvania, and Rhode Island.

The International Organization for Standardization (ISO) is an independent, non-governmental international organization that defines world-class specifications for products, services and systems, to ensure quality, safety and efficiency. ISO 13485:2016 is a harmonized, international regulatory benchmark for quality management systems that addresses most or all of the QMS requirements in markets including the United States, European Union, Australia, Japan and Canada. The ISO 13485:2016 certificate confirms that an organization operates a QMS that conforms to the standards established by ISO. The FDA has proposed a rule to harmonize and modernize its QSR, which would supplant the existing requirements with ISO 13485:2016. Although this rule has been delayed several times since spring 2018, the Office of Management and Budget (OMB) updated its website (January 2022) to indicate that the FDA’s proposed rule to harmonize the agency’s medical device Quality System Regulation with the ISO 13485 standard has been finished and is now under review by OMB.

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

Because our Boulder, Colorado clinical laboratory is located in the State of Colorado, we do not need a specific State of Colorado laboratory license, however, we maintain licenses to conduct testing in other states where nonresident laboratories are required to obtain state laboratory licenses. We maintain licenses for our Boulder, Colorado and De Soto, Kansas laboratories with the NYSDOH. We also hold licenses in other states in which we operate, including California, Maryland, Pennsylvania and Rhode Island, that require licensing of out-of-state laboratories under certain circumstances. Other states may currently have or adopt similar licensure requirements in the future, which may require us to modify, delay or stop its operations in those states until such requirements are met.

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

Our Boulder, Colorado and De Soto, Kansas laboratories are certified and adhere to the NYS CLEP, based on New York State Public Health Law, Article 5 Title 5. NYS CLEP is exempt from CLIA and establishes their own method of laboratory certification and test validation approval. To process New York State patient specimens a laboratory must submit a robust analytical and clinical validation package to demonstrate clinical utility of the test and receive approval prior to offering the test in the state of New York. All of our tests have obtained NYS CLEP approval including GeneStrat ddPCR, GeneStrat NGS, VeriStrat, Nodify XL2 and Nodify CDT tests. NYS CLEP requires semi-annual inspections to ensure the laboratory meets all general and specialty standards. Both Biodesix laboratories passed NYS CLEP inspections in May 2019. Due to the pandemic, routine re-inspections have been delayed by NYS CLEP.

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

Under the 510(k)-clearance process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to a PMA, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and therefore a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was previously found substantially equivalent through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Premarket notifications typically include bench, analytical, and preclinical data. Clinical data is sometimes required to support substantial equivalence. If a manufacturer obtains a 510(k) clearance for its device and then makes a modification that could significantly affect the device’s safety or effectiveness or constitutes a major change or modification in the intended use of the device, a new clearance, authorization or approval may be required.

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

The 510(k), de novo or PMA processes can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k)-clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

Companion Diagnostics and the Premarket Process

We believe that one of our future product candidates may include a companion diagnostic or complementary diagnostic (collectively CDx). CDx’s can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. The use of the CDx will be stipulated in the labeling of both the CDx and the therapeutic product. The FDA may require an application for the CDx to be separate from the drug approval process, and this could potentially delay the approval of any new drug application or the CDx, or complicate the review process. CDx’s are generally regulated as Class III medical devices by the FDA and are therefore most often subject to the PMA approval process.

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

The AKS (Social Security Act § 1128B(b)) prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for or to induce such person to refer an individual, or to purchase, lease, order, arrange for, or recommend purchasing, leasing or ordering, any item or service that may be reimbursable, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. There are a number of statutory exceptions and regulatory safe harbors to the AKS that provide protection from AKS liability to arrangements that fully satisfy the applicable requirements.

EKRA (18 USC § 220) prohibits knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in return for the referral of a patient to, or in exchange for an individual using the services of certain entities, including laboratories, if the services are covered by a health care benefit program. The term “health care benefit program” is broadly defined such that EKRA extends to referrals reimbursed by both governmental and commercial third-party payers. EKRA includes a number of statutory exceptions that provide protection from EKRA liability if the applicable requirements are met.

The Stark Law (Social Security Act § 1877) generally prohibits, among other things, clinical laboratories and other so-called “designated health services” entities from billing Medicare for any designated health services when the physician ordering the service, or any member of such physician’s immediate family, has a financial relationship, such as a direct or indirect investment interest in or compensation arrangement with the billing entity, unless the arrangement meets an exception to the prohibition. The Stark Law also prohibits physicians from making such referrals to a designated health services entity. There are also similar state laws that apply where Medicaid and/or commercial payers are billed.

The FCA (31 USC § 3729) imposes civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment to the government that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to such a false or fraudulent claim, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. This statute also permits a private individual acting as a “qui tam” whistleblower to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,803 to $23,607 per false claim or statement for penalties assessed after December 13, 2021, with respect to violations occurring after November 2, 2015.

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

Anti-Corruption

The Foreign Corrupt Practices Act of 1977 (FCPA) and similar international bribery laws make it unlawful for persons or entities to make payments to foreign government officials to assist in obtaining and maintaining business. Specifically, the anti-bribery provisions of the FCPA prohibit any offer, payment, promise to pay, or authorizing the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to do or omit to do an act in violation of his or her duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business, to any person. In addition to the anti-bribery provisions of the FCPA, the statute also contains accounting requirements designed to operate in tandem with the anti-bribery provisions. Covered companies are required to make and keep books and records that accurately and fairly reflect the transactions of the company and devise and maintain an adequate system of internal accounting controls. With our international operations through our third-party partnerships, we could incur significant fines and penalties, as well as criminal liability, if we fail to comply with either the anti-bribery or accounting requirements of the FCPA, or similar international bribery laws. Even an unsuccessful challenge of our compliance with these laws could cause us to incur adverse publicity and significant legal and related costs. We successfully passed our first FCPA compliance review in 2021 with no findings.

Privacy and Data Protection Laws

Numerous federal and state laws and regulations, including HIPAA, as amended by the HITECH Act, govern the collection, dissemination, security, use and confidentiality of protected health information (PHI) and personal information. In the course of performing our business we obtain personal information, including PHI. Laws and regulations relating to privacy, data protection, and consumer protection are evolving and, in some cases, particularly with regard to newer laws, may be subject to potentially differing interpretations. Under HIPAA and HITECH, the HHS issues regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of PHI, used or disclosed by covered entities (CEs) and their authorized business associates (BAs). Because we are a health care provider that electronically transmits health care information, and we also provide certain services to CEs and receive PHI from them, we are at times either a CE or a BA, as defined by HIPAA. Our subcontractors that create, receive, maintain, transmit or otherwise process PHI on our behalf are HIPAA BAs and must also comply with HIPAA, as applicable.

HIPAA and HITECH include the privacy and security rules, breach notification requirements and electronic transaction standards. The privacy rule governs the use and disclosure of PHI, generally prohibits the use or disclosure of PHI except as permitted under the rule, and mandates certain safeguards to protect the privacy of PHI. The privacy rule also sets forth individual rights, such as the right to access or amend certain records containing such individual’s PHI, or to request restrictions on the use or disclosure of such individual’s PHI. The security rule requires CEs and BAs to safeguard the confidentiality, integrity, and availability of electronically transmitted or stored PHI (also referred to as ePHI) by implementing administrative, physical and technical safeguards. Under HIPPAA’s breach notification rule, a CE must notify individuals, the Secretary of HHS, and in some circumstances, the media of certain breaches of unsecured PHI or ePHI, and similar breach notification provisions apply to certain BAs under the HITECH Act.

Penalties for failure to comply with a requirement of HIPAA and HITECH vary depending on the number and nature of the violations and any history of prior violations, but can be significant and include civil monetary or criminal penalties. HIPAA is enforced by the Department of Health and Human Services, Office for Civil Rights, and HIPAA also authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in improper use, access to or disclosure of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA CEs, such as us, and their BAs for compliance with the HIPAA privacy and security standards and breach notification rules. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.

In addition, we may be subject to state privacy, cybersecurity, and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. California, for example, has enacted the Confidentiality of Medical Information Act, which, in addition to HIPAA and HITECH, sets forth standards with which all California health care providers must abide. Colorado has enacted the Colorado Privacy Act, and Virginia has enacted the Consumer Data Protection Act, both of which also have standards that must be complied with that supplement Federal data protection requirements, State laws may be more stringent, broader in scope or offer greater individual rights with respect to PHI than HIPAA, and state laws may differ from each other in regards to personal information treatment, which may complicate compliance efforts. For instance, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020 and was amended by the passage of the California Privacy Rights Act (CPRA) in November of 2020. The CCPA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. Although there are certain exemptions for PHI and clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future and the CCPA may increase our compliance costs and potential liability. Additionally, the CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It would also create a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that could continue to make compliance challenging and costly.

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

We may also be subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may add additional compliance burden and complexity. For example, in the EEA, the collection and use of personal data is governed by the European Union's General Data Protection Regulation (GDPR). In the United Kingdom, the GDPR has been adopted in substantially the same form, however the UK may potentially make revisions in the coming years. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data. European and United Kingdom data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which adds to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised. GDPR applies extra-territorially under certain circumstances and imposes stringent requirements on controllers and processors of personal data, including, for example, requirements to ensure a legal bases to process personal information, provide robust disclosures to individuals, facilitate data subject rights, provide data security breach notifications within 72 hours after discovering a breach in certain circumstances, limit retention of personal information and apply enhanced protections to health data and other categories of sensitive personal information. The GDPR also has requirements around international transfers of personal data. Requirements around transfers to the United States and other jurisdictions have increased since a July 2020 decision by the Court of Justice of the European Union invalidated the Privacy Shield as a basis to transfer personal data from Europe to the United States, and added requirements for reliance on Standard Contractual Clauses. Regulatory guidance on requirements for international transfers, and other GDPR compliance matters, continues to evolve. Failure to comply with the requirements of the GDPR may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of our preceding fiscal year, whichever is higher, and other administrative penalties. To comply with the GDPR and other applicable international data protection laws and regulations, we may be required to put in place additional mechanisms ensuring compliance, which may result in other substantial expenditures.

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

Market access, sales and marketing of medical devices in non-U.S. countries are subject to foreign regulatory requirements that vary widely from country to country. For example, in the EEA, a medical device must meet MDDs/IVDD Essential Requirements or, applicable on May 26, 2021, the MDR applicable on May 26, 2022, IVDR General Safety and Performance Requirements which apply to it, taking into account its intended purpose as defined by the data supplied by the manufacturer on the label, in the instructions for use or in promotional or sales materials or statements and as specified by the manufacturer in the clinical evaluation. Before placing a medical device on the EEA market, the manufacturer must draw up a declaration of conformity, certifying that the device complies with the MDD/IVDD/MDR/IVDR, and must then affix the CE mark. For medium and high-risk devices as well as low risk devices that are placed on the market in sterile condition, have a measuring function, or are reusable surgical instruments, the manufacturer must obtain a CE Certificate from a notified body. The notified body typically audits and examines the device’s technical documentation, including the clinical evaluation, and the quality system for the manufacture, design and final inspection of the relevant device before issuing a CE Certificate. Following the issuance of this CE Certificate, manufacturers may draw up the declaration of conformity and affix the CE mark to the devices covered by this CE Certificate.

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

Beginning in 2017, the Trump administration sought to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. The Trump administration issued three executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, on December 20, 2019, President Trump signed appropriations legislation for fiscal year 2020 that repealed certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, for tax years beginning after December 31, 2019; the annual fee imposed on certain health insurance providers based on market share, for calendar years beginning December 31, 2020; and the medical device excise tax on non-exempt medical devices, for sales after December 31, 2019. While Congress did not pass comprehensive legislation that would repeal all or part of the ACA, two bills affecting the implementation of certain taxes under the ACA have been signed into law. Specifically, the Tax Cuts and Jobs Act of 2017 (TCJA), among other things, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment, or penalty, imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Beginning in 2021, the Biden administration has signaled its intent to pursue policies strengthening the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent statutory amendments, will remain in effect through 2030 unless additional Congressional action is taken. In 2020, the CARES Act temporarily suspended the 2% cut in Medicare payments from May 1, 2020 through December 31, 2020, and it extended the sequestration reductions through FY 2030 to offset the cost of such temporary suspension. The Consolidated Appropriations Act, 2021 further extended the temporary suspension through March 31, 2021. On April 14, 2021, Congress enacted legislation that further extended the suspension through December 31, 2021. On December 10, 2021, further legislation was enacted to extend the suspension through March 31, 2022.

The American Taxpayer Relief Act of 2012 made other changes, including reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve R&D, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop. Additionally, the Biden administration has already indicated a shift in direction from Trump administration policies by issuing orders and other documents rolling back regulations and Executive Orders from the Trump administration, and as noted, indicating that it will pursue policies strengthening the ACA. The recent change in presidential administration could materially impact our business in ways that are difficult to predict.

In December 2020, in its enactment of the Consolidated Appropriations Act, Congress enacted the No Surprises Act. This law, which took effect January 1, 2022, bars an out-of-network providers from billing patients in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network health care facilities. The law establishes an independent dispute resolution process between the provider and the payer to determine the appropriate payment rate to the provider. As written, the No Surprises Act may apply to laboratory tests furnished by an independent laboratory with respect to a hospital visit. The law establishes a notice and consent exception that generally does not apply to laboratory tests, although it allows HHS to apply this exception to certain advanced tests. Regulations and subregulatory guidance were issued by HHS, the Department of Labor, and the Department of the Treasury in 2021, with the first set of regulations was issued as an Interim Final Rule on July 1, 2021, and the second set issued as an Interim Final Rule on September 30, 2021. These regulations and subregulatory guidance have provided additional information on the applicability of the No Surprises Act, the rules governing the independent dispute resolution process, and specific provider requirements (including the obligation to furnish a “good faith estimates” of “expected charges” to uninsured or self-pay patients), as well as areas of temporary enforcement discretion.

Environmental, Health and Safety Regulations

We are subject to various federal, state, local, and foreign environmental, health and safety laws and regulations and permitting and licensing requirements. Such laws include those governing laboratory practices, the generation, storage, use, manufacture, handling, transportation, treatment, remediation, release and disposal of, and exposure to, hazardous materials and wastes and worker health and safety. Our operations involve the generation, use, storage and disposal of hazardous materials, and the risk of injury, contamination or non-compliance with environmental, health and safety laws and regulations or permitting or licensing requirements cannot be eliminated. In particular, the introduction of our Bio-Rad SARS-CoV-2 ddPCR and Platelia SARS-CoV-2 Total Ab tests requires that we maintain compliance with applicable and evolving federal and state laws and regulations relating to COVID-19, including the generation, use, storage, and disposal of testing materials and agents. Compliance with environmental laws and regulations has not had a material effect on our capital expenditures, earning or competitive position. Most recently, the Boulder, Colorado clinical laboratory passed an on-site inspection from the CDC in June 2021.

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

We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.

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

Human Capital Resources

Our culture is underpinned by our cultural beliefs including an unwavering commitment to inclusion and diversity. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent offering opportunities for our team members to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs. We regularly engage our team members in monthly all-hands meetings to align and focus on the current state of affairs of our business, our partnerships, new products, clinical trials, and other pertinent information about our business. We engage our team members in programs such as peer recognition, recruitment and our newly introduced Diversity, Equity and Inclusion Council that focus on recognizing outstanding individual contributions to company performance, cultural fit of new team members and acknowledging the diversity of our team to ensure our team members feel valued and can do their best work. We have a national annual community service initiative, “Biodesix Gives Back” that allows each team member to invest ten hours of paid community service to organizations of their choosing.

As of December 31, 2021, we had approximately 218 full-time and part-time employees, all of which are located in the United States. Of our 218 full-time and part-time team members, the majority of our team member base is located in proximity to our corporate office and testing facilities located in Boulder, Colorado and our laboratory in De Soto, Kansas.

Diversity, Equity and Inclusion

We believe that a diverse employee population, including cultural background, gender, ethnicity, sexual orientation and lived experiences, is critical to our success. Our employees are encouraged to leverage their personal strengths and experiences to continually innovate and contribute to the development of new ideas and process improvements that drive better experiences for our partners.

Employee Engagement

Our company culture emphasizes the satisfaction and well-being of our team members and a diverse, engaged workforce. We solicit the opinion and views of our team members through surveys and peer focus groups. We have an established and valued Peer Recognition Culture. Teammates recognize other teammates publicly for their support and contributions fostering collaboration, engagement and retention. We regularly review feedback we receive on our current cultural beliefs to determine if any modifications are needed. During the year ended December 31, 2021, we updated our cultural beliefs to align with our core values that reflect our current focus on Teamwork, Innovation, Making an Impact and Excel. Additionally, the Company annually celebrates our top sales performers through our President’s Club and other top company performers as nominated by fellow team members through our four (4) Performance Excellence Awards that recognize creativity and innovation, an entrepreneurial spirit, a strategic impact on the success of the Company and lastly, embodying the Biodesix cultural beliefs and goes “above and beyond” daily.

Training and Development

We invest in our team members career growth and provide team members with a wide range of development opportunities, including face-to-face, virtual, and self-directed learning, mentoring, coaching, and external development.

Health, Safety and Wellness

The physical health, financial stability, life balance and mental health of each of our team members is vital to our success. We sponsor several cancer awareness activities in our local communities to bring engagement and awareness of health, safety and wellness to positively impact lives. We provide an Employee Assistance Program through our professional employer organization (PEO) to enhance physical, financial, and mental well-being for all our team members. Since the onset of the COVID-19 pandemic, we have successfully transitioned a significant portion of our workforce to a remote working environment and implemented strict safety and social distancing measures in our sites to protect the health and safety of our team members. We also have provided extraordinary safety protocols and standards for all of “essential” team members who work in our Laboratories and our field sales organization including regularly scheduled serial testing for COVID-19. We also have an active “Friends and Family” COVID-19 testing program for our team members, their families and close friends.

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

Biodesix seeks fairness in total compensation. We benchmark with external comparisons, internal comparisons and look at the relationship between team member roles within the organization. We also review our compensation practices, both in terms of our overall workforce and individual team members, to ensure our pay is fair and equitable. We currently have no pay disparities based on gender, race, or ethnicity.

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

Item 1A. Risk Factors.

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
•
Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.
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

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. We reported net losses of $43.2 million and $31.4 million the years ended December 31, 2021 and 2020, respectively. As a result of these losses, as of December 31, 2021, we had an accumulated deficit of approximately $302.0 million.

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

Our financial statements as of and for the period ended December 31, 2021 were prepared on the assumption that we would continue as a going concern. These financial statements did not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2021, we maintained cash and cash equivalents of $32.7 million and we have $10 million in principal balance remaining on our 2021 Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock in our IPO in October 2020, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which include lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our 2021 Term Loan or to obtain waivers or amendments that impact the related covenants. Due to the continued uncertainty caused by the COVID-19 pandemic, significant risks remain with respect to our ability to meet these thresholds and any material adverse effect on our revenues, income and expenses could impact our ability to maintain compliance with these covenants. As a result of the items mentioned above, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months from the date these financial statements were issued. Although we have taken steps to improve our liquidity through the recent amendments to our 2021 Term Loan to modify certain financial covenants and have taken measures to reduce planned capital expenditures and operating expenses, these actions alone will not be sufficient to mitigate our liquidity concerns in the wake of the material impact to our revenues, operating results and cash flows from the continued spread of COVID-19. In addition, if we are not able to improve our operating results, we may need to limit our operations substantially. We will need to raise additional capital in the form of equity or debt to increase our liquidity but there is no assurance that we will be able to secure any such funding in a sufficient amount or on terms that are acceptable to us. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Furthermore, the reaction of investors to the inclusion of a going concern statement in this report, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

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

As of December 31, 2021, we had approximately 218 full and part-time employees. Over the next several years, we expect to increase significantly the number of our employees and the scope of our operations, particularly in the areas of sales, marketing and reimbursement, product development, regulatory affairs and other functional areas, including finance, accounting, quality and legal. Additionally, we expect to expand our testing capacity as we commercialize additional diagnostic tests. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational quality and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to manage the expansion of our operations or recruit and train additional qualified personnel in an effective manner. Any inability to manage growth could delay the execution of our business plans or disrupt our operations and have a material and adverse effect on our prospects.

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

We may not be able to maintain the quality or expected turnaround times of our diagnostic tests and services, or satisfy customer demand as it grows. We may not be able to expand our COVID-19 testing capacity rapidly enough to meet the current and anticipated demand. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. The time and resources required to implement these new systems and procedures is uncertain, and failure to complete this in a timely and efficient manner could materially adversely affect our operations. Additionally, if we are required to reduce expenses substantially to sustain our operations, we may not have the human resources to maintain growth in our business operations.

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

We collaborate with biopharmaceutical companies to analyze patient samples for multiple applications primarily to support clinical trials, including patient identification, companion or complementary diagnostics and retrospective testing. For fiscal years 2021 and 2020, revenue from our top biopharmaceutical customer accounted for 2% and 3% of our total revenue, respectively. The revenue attributable to our biopharmaceutical customers may also fluctuate in the future, which could have a material adverse effect on our financial condition and results of operations. In addition, the termination of these relationships could result in a temporary or permanent loss of revenue.

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

We entered into a nonexclusive license and supply agreement with Bio-Rad in August 2019. We rely on Bio-Rad to supply equipment and reagents used to perform ddPCR testing, a service offered by us under a variety of fee for service agreements and the core technology powering the GeneStrat test. Under the terms of this arrangement, we were granted non-exclusive rights to utilize the intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of ddPCR in cancer detection testing for third parties in the United States. We agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad. As further consideration for the non-exclusive license, we agreed to pay a royalty of two and one half percent (2.5%) on net service fees (such fees are defined in the Non-Exclusive License Agreement with Bio-Rad) collected from contracted third parties who receive ddPCR services from us. In addition, we have separately been granted permission by Bio-Rad to use the Bio-Rad SARS-CoV-2 ddPCR test and Platelia SARS-CoV-2 Total Ab test for commercial diagnostic services. On May 24, 2021, we entered into the First Amendment to the Non-Exclusive License Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc. which amended the original agreement such that, effective May 1, 2021, we are not required to pay a royalty of two and one half percent (2.5%) on net service fees. For more information regarding this license and supply agreement and the permission granted to us by Bio-Rad with respect to such tests, please see “Business—Material Agreements—Agreements with Bio-Rad” previously filed in our Form S-1 on October 23, 2020 and “First Amendment to the Non-Exclusive License Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc., dated May 24, 2021” previously filed in our Form 10-Q on August 10, 2021.

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

In connection with various facets of our business, we collect and use a variety of personal data, such as names, mailing addresses, email addresses, mobile phone numbers, location information, prescription information and other medical information. Any failure to prevent or mitigate security breaches or improper access to, use, disclosure or other misappropriation of our data or consumers’ personal data could result in significant liability under state, (e.g., state breach notification and privacy laws such as the CCPA) federal (e.g., HIPAA), and the HITECH Act and laws in other jurisdictions (e.g., the GDPR). Such an incident may also cause a material loss of revenue from the potential adverse impact to our reputation and brand, affect our ability to retain or attract new users of our diagnostic tests and services and potentially disrupt our business.

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

As we become more dependent on information technologies to conduct our operations, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication. These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we and our partners may be unable to anticipate these techniques or to implement adequate preventative measures. We have in the past experienced, and may in the future, experience security incidents. While no security incidents in the past have had a material adverse effect on our business, financial condition and results of operations, we cannot predict the impact of any such future events. Further, we do not have any control over the operations of the facilities or technology of our cloud and service providers, including any third-party vendors that collect, process and store personal data on our behalf. Our systems, servers and platforms and those of our service providers may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect. Individuals able to circumvent such security measures may misappropriate our confidential or proprietary information, disrupt our operations, damage our computers or otherwise impair our reputation and business. We may need to expend significant resources and make significant capital investments to protect against security breaches or to mitigate the impact of any such breaches. In addition, to the extent that our cloud and other service providers, experience security breaches that result in the unauthorized or improper use of confidential data, employee data or personal data, we may not be indemnified for any losses resulting from such breaches. There can be no assurance that we or our third-party providers will be successful in preventing cyber-attacks or successfully mitigating their effects. Recent cyber-attacks purportedly originated by Russian controlled entities have exacerbated in the wake of Russia’s invasion of Ukraine and our systems may be infiltrated by foreign actors. If we are unable to prevent or mitigate the impact of such security breaches, our ability to attract and retain new customers, patients and other partners could be harmed as they may be reluctant to entrust their data to us, and we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business or other adverse consequences.

We have significant payer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

For year ended December 31, 2021, Medicare reimbursed to us 18% of our diagnostic test revenue and two customers accounted for 45% of our total revenue. For the year ended December 31, 2020, Medicare reimbursed to us 17% of our diagnostic test revenue and two customers accounted for 47% of our total revenue. There are risks whenever a large percentage of total revenues are concentrated with a limited number of payers and customers. It is not possible for us to predict the level of demand for our diagnostic tests and services that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs, the timing of which may be affected by market conditions or other factors outside of our control. These payers and customers could also potentially pressure us to reduce the prices we charge for our diagnostic tests and services, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our largest payers terminates its relationship with us or our tests are no longer reimbursable by such payer, such termination could negatively affect our revenues and results of operations.

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

From time to time, we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our diagnostic tests and services, even if the regulatory or legal action is unfounded or not material to our operations.

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

Global macroeconomic conditions and the world’s financial markets remain susceptible to significant stresses, resulting in reductions in available credit and government spending, economic downturn or stagnation, foreign currency fluctuations and volatility in the valuations of securities generally. As a result of uncertainties with respect to financial institutions and the global credit markets and other macroeconomic challenges such as inflationary pressures currently or potentially affecting the economy of the United States and other parts of the world, customers and distributors may experience serious cash flow problems and other financial difficulties, decreasing demand for our products. Our customers and distributors may respond to such economic pressures by reducing or deferring their capital spending or reducing staff.

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

In October of 2016, the Collaboration Agreement was amended to eliminate the requirement that we cover all of the initial costs. Under the amended terms, we agreed to allow AVEO to recapture its cost that it otherwise would not have been responsible for said recapture to occur out of any royalties or revenues eventually derived from the Collaboration Agreement. As part of the Collaboration Agreement, unless we or AVEO exercise our right to opt-out of co-development, we equally share in any income received from licensing rights to ficlatuzumab to any third parties. In September 2020, we exercised our opt-out right for the payment of half of the development and regulatory costs for ficlatuzumab. This opt-out was effective as of December 2, 2020 with remaining obligations estimated to be $0.1 million. Following the effective date, we will be entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab. Ficlatuzumab is currently being evaluated in squamous cell carcinoma of the head and neck (SCCHN), metastatic pancreatic ductal cancer (PDAC), and acute myeloid leukemia (AML). For more information regarding this Collaboration Agreement, please see “Business —Drug Co-Development.”

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

In 2018, we purchased select assets and liabilities from Integrated Diagnostics, Inc. and IND Funding, LLC (collectively, the Seller or Indi) which included the CLIA lab in Seattle, Washington, and all rights to the Nodify XL2 test and intellectual property rights related to that test. The purchase was made for total consideration of $27.6 million, consisting of $8.0 million (10,649,604 shares) of our Series G Preferred Stock and contingent consideration with an initial fair market value of $19.6 million.

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

The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. The Company entered into an amendment to the original agreement in August 2021 in which all parties agreed to forgo the issuance of common stock and agreed that the Company will in lieu thereof make six quarterly installments of approximately $4.6 million each beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million. The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement. The amendment to the original agreement is subject to consent from our lender under the 2021 Term Loan and related amendments. As of December 31, 2021, we have not made any payments in connection with the contingent consideration. We obtained consent and subsequently made the first milestone payment of $4.6 million in January 2022 and we are in discussions with our lender to obtain consents for future payments.

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

We agreed to a revenue share payment of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. An insignificant amount of royalty payments was paid for the year ended December 31, 2020. In September 2020, we notified Oncimmune that we would not exercise this option for expansion of the field of use.

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

The 2021 Term Loan may be prepaid by us at any time, subject to a prepayment penalty of up to 3% of the outstanding principal amount, depending on the date of prepayment. The 2021 Term Loan contains customary affirmative and negative covenants for a loan, requires us to comply with a minimum liquidity ratio covenant, and has a trailing six month rolling minimum revenue requirement. Failure to comply with the covenants and loan requirements may result in an event of default.

On December 31, 2021, we entered into the Consent and Second Amendment to Loan and Security Agreement (Second Amendment) to, among other things, amend our 2021 Term Loan and First Amendment to obtain consent for the $4.6 million January 2022 milestone payment under the Indi APA, repay $20 million in outstanding principal on December 31, 2021, waive the $600,000 prepayment fee on the $20 million Term Loan repayment, and waive the minimum revenue covenant as of December 31, 2021 and modify the minimum revenue requirement to not less 75% for the three months ended March 31, 2022 and not less than 75% on a trailing six month rolling basis for each quarter thereafter of the Company’s projected revenue performed at the end of each reporting period.

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

In the event of a default, including, among other things, our failure to make any payment when due or our failure to comply with any covenant under the 2021 Term Loan, the Lender may elect to declare all amounts outstanding to be immediately due and payable, and may proceed against the collateral granted to them to secure such indebtedness, including a royalty-free license or other right to use all of our intellectual property, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Also, the anticipated benefit of any strategic alliance, joint venture or acquisition may not materialize, or such strategic alliance, joint venture or acquisition may be prohibited. For example, our 2021 Term Loan restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly launched, cleared, authorized or approved diagnostic tests. In the United States, many significant decisions about reimbursement for new diagnostics and medicines are typically made by the CMS, an agency within the HHS. CMS decides whether and to what extent a new diagnostic or medicine will be covered and reimbursed under Medicare, although it frequently delegates this authority to local Medicare Administrative Contractors (MACs). Private payers tend to follow Medicare to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel diagnostic tests such as ours. Additionally, reimbursement authorities or bodies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement, or have been approved under restricted conditions, in certain European countries.

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

We are subject to the FCPA, which generally prohibits companies in the United States from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls. We are also subject to requirements under the United States Treasury Department’s Office of Foreign Assets Control, United States domestic bribery laws and other anti-corruption, anti-bribery and anti-money laundering laws. While we have policies and procedures in place designed to promote compliance with such laws, our employees or other agents may nonetheless engage in prohibited conduct under these laws for which we or our executives might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have an adverse effect on our business, financial condition and results of operations.

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

Our Boulder, Colorado and De Soto, Kansas laboratories are both CAP-accredited clinical laboratories regulated by CMS pursuant to CLIA. We also have a current CLIA certificate for each facility. To maintain these certificates, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory from time to time. Furthermore, our diagnostic tests are categorized as LDTs and are not currently subject to FDA regulation, although certain components provided by third parties and used to create and/or administer the test may be. LDTs are a subset of IVDs that are intended for clinical use and developed, validated, and offered within a single laboratory for use only in that laboratory. The FDA’s authority to regulate LDTs has been frequently contested, and HHS recently issued a public statement purporting to rescind the FDA’s policies regarding the premarket review of LDTs. According to the HHS statement, the FDA will not require premarket review of LDTs unless it engages in notice-and-comment rulemaking. There is no guarantee, however, that the HHS statement will not be revised or rescinded, that legislation reforming the federal government’s regulation of LDTs will not be passed, or that LDTs will otherwise continue to be able to operate without first receiving FDA premarket review. Failure to adhere to any new FDA regulation would result in fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal penalties.

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

Any medical device that we manufacture, including those for which we obtain regulatory clearance or approval or certification, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such diagnostic test, will be subject to continued regulatory review, oversight, and periodic inspections by the FDA and other domestic and foreign regulatory bodies or conformity assessment bodies. In particular, we and our suppliers may be required to comply with FDA’s Quality System Regulations (QSR codified at 21 C.F.R. § 820) for medical devices and ISO regulations for the manufacture of our diagnostic tests and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any diagnostic test for which we obtain clearance or approval. Regulatory bodies, such as the FDA, and conformity assessment bodies enforce the QSR and other regulations through periodic inspections and audits. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies or conformity assessment bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, one or more of the following enforcement actions:

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

Domestic laws in this area are complex and developing rapidly. Many state legislatures have adopted legislation relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also frequently amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted the CCPA, which became effective on January 1, 2020. The CCPA, among other things, requires new disclosures to California consumers and affords such consumers new abilities to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. The CCPA provides for fines of up to $7,500 per violation, as well as a private right of action for data breaches that is expected to increase the frequency of data breach litigation. While the CCPA has already been amended multiple times, it is unclear how this legislation will be further modified or how it will be interpreted. Interpretations of the CCPA may continue to evolve with regulatory guidance and the CCPA continue to be amended, including through a ballot initiative, the CPRA. That passed in November 2020. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights, including regarding certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which may likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA and other changes in state and federal laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

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

Third-party payers require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology (CPT) code. The CPT code set is maintained by the American Medical Association (AMA). In cases where there is not a specific CPT code to describe a test, such as with Nodify CDT and GeneStrat, the test may be billed under an unlisted molecular pathology procedure code or through the use of a combination of single gene CPT codes, depending on the payer. The Protecting Access to Medicare Act of 2014 (PAMA) authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The AMA has created a new section of CPT codes, Proprietary Laboratory Analyses codes to facilitate implementation of this section of PAMA. In addition, CMS may assign unique level II Healthcare Common Procedure Coding System codes to tests that are not already described by a unique CPT code. VeriStrat and Nodify XL2 both have test specific CPT codes, but the GeneStrat and Nodify CDT tests do not at this time.

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

Shares of our common stock may be at risk for delisting from the Nasdaq Global Select Market in the future and delisting may adversely affect the value of your investment in the Company.

Shares of our common stock may be at risk of delisting from the Nasdaq Global Select Market if the bid price per share of our common stock does not remain above the applicable listing standards in the future. Moreover, there is no assurance that we will be able to take action to meet these listing standards if such bid price falls below the minimum required price. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease further. Our failure to be listed on NASDAQ or another established securities trading market or quotation system could have a material adverse effect on the value of your investment in the Company.

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

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 66.3% of our outstanding common stock as of December 31, 2021. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

We expect to incur significant additional costs as a result of being a public company, which may adversely affect our business, financial condition and results of operations.

As a result of our IPO completed in October 2020, we expect to incur costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Securities Exchange Act of 1934, as amended (the Exchange Act), as well as the rules of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2021. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in Boulder, Colorado, where we lease office and laboratory space, under an operating lease agreement that expires in January 2023, which has recently been amended to extend to January 2024. We also lease office and laboratory space located in De Soto, Kansas, under an operating lease agreement that expires in October 2023. A portion of our employees are located outside of Colorado and Kansas, and others work from home. We believe our existing facilities meet our current needs. We will need additional office space in the future as we continue to build and expand our development, commercial and support teams. We believe we can find suitable additional space in the future on commercially reasonable terms.

Location	Use	Square Feet	Expiration
Boulder, Colorado	Office and laboratory	29,722	January 14, 2024
De Soto, Kansas	Office and laboratory	9,066	October 31, 2023

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or investigations which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. In September 2021, we reached a settlement agreement with the plaintiffs, which received preliminary approval from the Circuit Court of the City of St. Louis, State of Missouri (the Court) on November 10th, regarding a dispute involving the Telephone Consumer Protection Act (TCPA). On January 31, 2022, the Court approved the final settlement payment to third parties of approximately $210,000 which was accrued as a legal contingency during the year ended December 31, 2021. We are not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol "BDSX." The high and low closing prices for our common stock on The NASDAQ Global Market from January 1, 2021 to December 31, 2021 were $31.21 and $4.09, respectively.

Holders of our Common Stock

As of March 9, 2022, there were approximately 204 holders of our common stock.

Dividend Policy

We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. We anticipate that all of our liquidity in the foreseeable future will be used for the operation and growth of our business. Any future determination to declare dividends will be subject to the discretion of our Board of Directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects, and any other factors deemed relevant by our Board of Directors. In addition, the terms of our term loan restrict our ability to pay dividends on our common stock, and we may also enter into credit agreements or other borrowing arrangements in the future that will further restrict our ability to declare or pay dividends on our common stock.

Use of Proceeds

On December 30, 2021, the Company raised approximately $16.3 million in gross proceeds from the sale of 3,756,994 common shares in an at-the-market offering. The Company received net proceeds of $15.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The net proceeds received were used to, among other things, fund the partial repayment of the 2021 Term Loan (see – Part II - Item 8, Financial Statements and Supplementary Data).

We registered these shares under the Securities Act on a Registration Statement on Form S-3 (Registration No. 333-261095), which was filed on November 24, 2021 and declared effective on November 29, 2021.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities for the year ended December 31, 2021. From January 1, 2020 through December 31, 2020, we granted stock options under our 2016 and 2006 Stock Plans to purchase 0.8 million shares of our common stock at exercise prices ranging from $0.77 to $6.83 per share, and issued an aggregate of 0.4 million shares of common stock pursuant to the exercise of stock options with aggregate proceeds of approximately $1.3 million. These issuances were undertaken in reliance upon an exemption from registration under Rule 701 of the Securities Act of 1933.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our audited financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), is provided to supplement the audited financial statements and the related notes in Part II - Item 8 of this Annual Report on Form10-K. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year and the primary factors that accounted for those changes. Data for the years ended December 31, 2021 and 2020 has been derived from our audited financial statements included in this Annual Report on Form 10-K.

Overview

We are a leading data-driven diagnostic solutions company leveraging state of the art technologies with our proprietary AI platform to discover, develop, and commercialize solutions for clinical unmet needs, with a primary focus in lung disease. By combining a technology multi-omic approach with a holistic view of the patient’s disease state, we believe our solutions provide physicians with greater insights to help personalize their patient’s care and meaningfully improve disease detection, evaluation, and treatment. Our unique approach to precision medicine provides timely and actionable clinical information, which we believe helps improve overall patient outcomes and lowers the overall healthcare cost by reducing the use of ineffective and unnecessary treatments and procedures. In addition to our diagnostic tests, we provide biopharmaceutical companies with services that include diagnostic research, clinical trial testing, and the discovery, development, and commercialization of companion diagnostics.

Our core belief is that no single technology will answer all clinical questions that we encounter. Therefore, we employ multiple technologies, including genomics, transcriptomics, proteomics, and radiomics, and leverage our proprietary AI-based Diagnostic Cortex® platform to discover innovative diagnostic tests for clinical use. The Diagnostic Cortex is an extensively validated deep learning platform optimized for the discovery of diagnostic tests, which we believe overcomes standard machine learning challenges faced in life sciences research. Our data-driven and multi-omic approach is designed to enable us to discover diagnostic tests that answer critical clinical questions faced by physicians, researchers, and biopharmaceutical companies.

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

We have commercialized eight diagnostic tests which are currently available for use by physicians. Our Nodify XL2 and Nodify CDT tests, marketed as part of the Nodify Lung Nodule Risk Assessment testing strategy, assess the risk of lung cancer to help identify the most appropriate treatment pathway. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. Our GeneStrat ddPCR, GeneStrat NGS, and VeriStrat tests, marketed as the IQLung testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat targeted tumor profiling test and the VeriStrat immune profiling test now have a less than 36-hour average turnaround time, down from the previous 72-hour average turnaround time, providing physicians with timely results to facilitate treatment decisions. In response to the COVID-19 pandemic, through our partnership with Bio-Rad, we commercialized the Biodesix WorkSafe™ testing program. Our scientific diagnostic expertise, technologies, and existing commercial infrastructure enabled us to rapidly commercialize two FDA EUA authorized tests, a part of our customizable program. Both diagnostic tests are owned and were developed by Bio-Rad and Bio-Rad has granted us permission to utilize both tests for commercial diagnostic services. Then U.S. Health and Human Services Secretary Azar declared a public health emergency for COVID-19 in February 2020 which justified the authorization of emergency use of diagnostic tests for the detection and/or diagnosis of COVID-19. The Bio-Rad SARS-CoV-2 ddPCR test and the Platelia SARS-CoV-2 Total Ab test have been granted FDA EUA pursuant to the current emergency declaration. The Bio-Rad SARS-CoV-2 ddPCR test was FDA EUA authorized on May 1, 2020, authorizing performance of the test in laboratories certified under CLIA to perform high complexity tests. The second test is the Platelia SARS-CoV-2 Total Ab test, which is an antibody test intended for detecting a B-cell immune response to SARS-CoV-2, indicating recent or prior infection. The Platelia SARS-CoV-2 Total Ab test was FDA EUA authorized on April 29, 2020. Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety, and we cannot predict how long the EUAs for the SARS-CoV-2 tests will remain in place. In addition to the seven tests currently available to physicians, the Company launched the GeneStrat NGS™ (NGS) test, our 72-hour blood-based NGS test, in November 2021 to a select group of physicians, with broad US launch in the first quarter 2022.

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

Beginning in the quarter ended June 30, 2021, we began partnering with GenScript Biotech Corporation to commercialize the blood-based cPass SARS-CoV-2 Neutralizing Antibody testing as a service. The test is the first surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the RBD in the spike protein of SARS-CoV-2 that are produced in response to vaccination or previous SARS-CoV-2 infection.

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

In addition to the eight diagnostic tests currently on the market, we perform over 30 assays for research use as part of our laboratory services that have been used by over 50 biopharmaceutical companies and academic partners. All of our diagnostic testing is performed at one of our two accredited, high-complexity clinical laboratories in Boulder, Colorado and De Soto, Kansas.

Since our inception, we have performed over 500,000 tests and continue to generate a large and growing body of clinical evidence consisting of over 300 clinical and scientific peer-reviewed publications, presentations, and abstracts. Through ongoing study of each of our tests, we continue to grow our depth of understanding of disease biology and the broad utility of each of our tests. We believe we are poised for rapid growth by leveraging our scientific development and laboratory operations expertise along with our commercial infrastructure which includes sales, marketing, reimbursement, and regulatory affairs.

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

We have funded our operations to date principally from net proceeds from the sales of our common stock through both an IPO and issuances from our Form S-3 shelf, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness. We had cash and cash equivalents of $32.7 million and $62.1 million as of December 31, 2021 and 2020, respectively.

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

COVID-19 Pandemic

The COVID-19 pandemic has disrupted, and we expect will continue to disrupt, our lung diagnostic testing operations. To protect the health and well-being of our workforce, partners, vendors and customers, we provide voluntary COVID-19 testing for employees working on-site, implemented social distance and building entry policies at work, restricted travel and facility visits, and followed the States of Colorado and Kansas’ public health orders and the guidance from the CDC. Employees who can perform their duties remotely are asked to work from home and those on site are asked to follow our social distance guidelines. Our sales, marketing and business development efforts have also been constrained by our operational response to the COVID-19 pandemic. We expect to continue to adjust our operational norms to help slow the spread of COVID-19 in the coming months, including complying with government directives and guidelines as they are modified and supplemented.

On September 9, 2021, President Biden signed two new Executive Orders that would require vaccinations for all federal workers and contractors. In addition, it was also announced that the Department of Labor’s Occupational Safety and Health Administration (OSHA) and the CMS would each be releasing emergency rules that would respectively require (i) employers with 100 or more employees and (ii) workers in health care setting that receive Medicare and Medicaid reimbursement to implement vaccination and testing protocols. In January 2022, the United States Supreme Court blocked the Biden administration from enforcing its sweeping vaccine-or-test requirements for large private companies, but allowed a vaccine mandate to stand for medical facilities that take Medicare or Medicaid payments. We are currently a party to several federal contracts and in order to remain compliant with President Biden’s Executive Orders, all Biodesix teammates were required to have received an effective dose of the COVID-19 vaccine no later than January 4, 2022. Exemptions were requested for qualifying medical reasons or sincerely held religious belief, subject to review and approval.

The COVID-19 pandemic and the surge associated with the Delta and Omicron variants have negatively affected, and we expect will continue to negatively affect, our lung diagnostic testing-related revenue and our clinical studies. For example, cancer patients may have more limited access to hospitals, healthcare providers and medical resources as they take steps to control the spread of COVID-19. Our biopharmaceutical customers are facing challenges in recruiting patients and in conducting clinical trials to advance their pipelines, for which our tests could be utilized. As a result of the COVID-19 pandemic, beginning in the latter half of March 2020, we saw a decline in business with existing and new biopharmaceutical customers. We began to see recovery during the fourth quarter 2020 as our delivered tests exceeded first quarter 2020 delivered tests and we expect to continue to see the recovery extending into 2022; however, the rate of growth experienced since we began to see recovery is below our expectations and has been impacted by ongoing surges, such as the surge in the Delta and Omicron variants, which have negatively impacted patients willingness or ability to gain access to healthcare providers and medical resources. Further, our clinical studies, such as our ongoing INSIGHT and ALTITUDE studies, as well as our arrangements including contracted clinical studies with our biopharmaceutical customers, are expected to take longer to complete than what we expected before the outbreak of the COVID-19 pandemic. Our biopharmaceutical services revenue grew by approximately 20% during 2021 as compared to 2020; however, we are continuing to experience delays in clinical trials from across the country and world due to COVID-19 restrictions. We expect further improvement in our biopharmaceutical activities during 2022 as compared to 2021.

Conversely, we experienced a significant increase in revenues related to an increase in the demand for our Biodesix WorkSafe testing program, our COVID-19 testing program, since the onset of the pandemic. COVID-19 diagnostic services contributed approximately $30.2 million and $28.3 million during fiscal years 2021 and 2020, respectively. The first quarter 2021 was our high-water mark for COVID-19 testing revenue. We experienced a steady decline in subsequent quarters as immunizations in the U.S. accelerated. We do not anticipate the need for COVID testing to be commensurate with the peak demand experienced during the first quarter 2021 and instead expect the demand to moderate as new variants and infection occur. The reduction in demand for COVID-19 diagnostic testing will be a key indicator of continued recovery and is taken as a positive sign for both our Lung Diagnostic and Biopharmaceutical Services as we head into 2022. There is no assurance that our COVID-19 testing program will continue to be accepted by the market or that other diagnostic tests will become more accepted, produce quicker results or are more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain. If the pandemic were to dissipate, whether due to a significant decrease in new infections, due to acquiring herd immunity based on previous natural infection, and the availability and rapid distribution of vaccines, the evolution of variant strains that impact diagnostic test performance, or otherwise, the need for COVID-19 testing could decrease significantly and this could have an adverse effect on our results of operations and profitability. As a result, the increase in revenue due to any increase in demand for these diagnostic tests may not be indicative of our future revenue. See Part II., Item 1A. “Risk Factors” for a description of how the COVID-19 pandemic may adversely affect our business, financial condition and results of operations.

Fourth Quarter and Full Year 2021 Financial and Operational Highlights

The Company generated record revenue in fiscal year 2021 of $54.5 million, representing an increase of 20% as compared to fiscal year 2020. The following were significant developments affecting our business, capital structure and liquidity during the year ended December 31, 2021 as compared to the same period in 2020 unless otherwise noted:

•
Total revenue of $7.2 million and $54.5 million for the fourth quarter and fiscal year 2021, respectively, with continued lung diagnostic year over year growth despite COVID-19 variant surges;
•
Core lung diagnostic revenue of $5.4 million and $18.7 million for the fourth quarter and fiscal year 2021, respectively, an increase of 48% and 49%. Nodify nodule management tests and sales force expansion continue to drive lung diagnostic growth;

•
Biopharmaceutical Services revenue of $1.4 million and $5.6 million for the fourth quarter and fiscal year 2021, respectively, a decrease of 29% and increase 20%;
•
COVID-19 testing revenue of $0.4 million and $30.2 million for the fourth quarter and fiscal year 2021, respectively, a decrease of 98% and increase 7%. The decline over the fourth quarter of 2020 is commensurate with the shift away from lab-based testing and towards point-of-care and at-home rapid antigen testing during much of the back half of 2021;
•
Fourth quarter 2021 gross margin of $4.7 million or 65% as a percentage of revenue as compared to 46% primarily driven by the mix shift of sales to higher-margin core lung diagnostics and away from lower-margin COVID-19 testing;
•
Operating expenses (excluding direct costs and expenses) of $16.4 million and $64.9 million for the fourth quarter and fiscal year 2021, an increase of 9% and 40% as the Company doubled the size of the lung focused direct and dedicated sales force in 2021;
•
Net loss of $13.3 million and $43.2 million for the fourth quarter and fiscal year 2021, respectively, an increase of 193% and 38%;
•
Cash and cash equivalents of $32.7 million, inclusive of a fourth quarter 2021 equity capital issuance of $15.7 million in net proceeds and the partial prepayment of $20 million of the 2021 Term Loan.

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

Diagnostic Tests

Diagnostic test revenue is generated from delivery of results from our diagnostic tests. In the United States, we performed tests as both an in-network and out-of-network service provider depending on the test performed and the contracted status of the insurer. We provide diagnostic tests in two primary categories: (i) core lung diagnostics testing and (ii) COVID-19 testing.

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

We expect our research and development expenses to increase as we continue to innovate and develop additional products and expand our data management resources. As our services revenue grows, an increasing portion of research and development dollars are expected to be allocated to cost of goods for biopharmaceutical service contracts. This expense, though expected to increase in dollars, is expected to decrease as a percentage of revenue in the long term, though it may fluctuate as a percentage of our revenues from period to period due to the timing and extent of these expenses.

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

Change in Fair Value of Contingent Consideration

In connection with the purchase transaction of Indi, we recorded contingent consideration pertaining to the amounts potentially payable to Indi shareholder pursuant to the terms of the asset purchase agreement. The fair value of contingent consideration was assessed at each balance sheet date and changes, if any, to the fair value are recognized as operating expenses within the statement of operations.

The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule. The significant unobservable inputs used in the measurement of fair value included the probability of successful achievement of the specified product gross margin targets, the period in which the targets were expected to be achieved, and discount rates which ranged from 11% to 13.5%. As a result of the achievement of the gross margin target, the only significant unobservable input used in the measurement of fair value includes the discount rate since all other inputs became fixed and determinable.

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

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Year Ended December 31,		Change
	2021	2020	$	%
Revenues	$54,506	$45,557	$8,949	20%
Operating expenses
Direct costs and expenses	30,518	21,998	8,520	39%
Research and development	12,789	10,818	1,971	18%
Sales, marketing, general and administrative	50,517	34,857	15,660	45%
Change in fair value of contingent consideration	1,622	818	804	98%
Total operating expenses	95,446	68,491	26,955	39%
Loss from operations	(40,940)	(22,934)	(18,006)	(79)%
Other (expense) income
Interest expense	(4,508)	(7,604)	(3,096)	(41)%
Change in fair value of warrant liability	—	(1,252)	(1,252)	(100)%
Gain on debt extinguishments, net	2,298	—	2,298	100%
Other (expense) income, net	(9)	440	449	102%
Total other expense	(2,219)	(8,416)	(6,197)	(74)%
Net loss	$(43,159)	$(31,350)	$(11,809)	(38)%

Revenues

We generate revenue from our diagnostic tests and services that we provide. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Year Ended December 31,		Change
	2021	2020	$	%
Diagnostic revenue	$48,937	$40,919	$8,018	20%
Services revenue	5,569	4,638	931	20%
Total revenue	$54,506	$45,557	$8,949	20%

Total revenue increased $8.9 million or 20% for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Diagnostic test revenue increased $8.0 million or 20% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The primary driver of the increase in revenue for diagnostic testing was attributable to the success in our targeted strategy of growth in our core lung diagnostic testing. Lung diagnostic revenue grew by $6.1 million or 49% for the year ended December 31, 2021 compared to the same period in 2020 driven primarily from an increase in Nodify XL2 and Nodify CDT tests delivered. We began to see recovery during the fourth quarter 2020 in lung diagnostic testing as our delivered tests exceeded first quarter 2020 delivered tests as healthcare practitioners, including pulmonologists, increasingly returned to pre-pandemic related care. The increase in Diagnostic test revenue was also attributable to the expansion of the sales organization during fiscal year 2021. However, the Company’s sales efforts continued to be impacted by the COVID-19 pandemic and the surge associated with the Delta and Omicron variants which have negatively affected, and we expect may continue to negatively affect, the growth rate of our lung diagnostic testing-related revenue and our clinical studies.

In addition to lung diagnostic testing revenue, our COVID-19 testing revenue increased by $1.9 million, or 7% from $28.3 million in fiscal year 2020 to $30.2 million in 2021 due primarily to the delivery of our COVID-19 tests that were delivered in the first half of 2021. The first quarter 2021 was our peak for COVID-19 testing revenue but we have experienced a substantial decline in COVID-19 testing revenue subsequently as a result of the expiration of our contract with the Big Ten during the second quarter 2021 and as immunizations in the U.S. accelerated. The longevity and extent of COVID-19 revenue is uncertain and may not be indicative of our future revenue and we expect it to vary based on new variants and rates of infection.

Services revenue increased $0.9 million or 20% for the year ended December 31, 2021 compared to the year ended December 31, 2020, due primarily to the recovery in testing volumes from clinical studies and services.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased $8.5 million or 39% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in direct costs and expenses is primarily driven by the increase in lung diagnostic tests delivered during the year ended December 31, 2021 compared to the same period in 2020 and an increase in cost per COVID-19 test.

Research and Development

Research and development expenses increased $2.0 million or 18% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in cost was due primarily to increased employee compensation and benefits costs associated with non-cash stock-based compensation as a result of the transition from a private to a public company and increased headcount of our research and development personnel, partially offset by decreased spending on clinical trials.

The following table summarizes our external and internal costs for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Year Ended December 31,		Change
	2021	2020	$	%
External expenses:
Clinical trials and associated costs	$2,061	$2,487	$(426)	(17)%
Other external costs	3,810	2,823	987	35%
Total external costs	5,871	5,310	561	11%
Internal expenses	6,918	5,508	1,410	26%
Total research and development expenses	$12,789	$10,818	$1,971	18%

Sales, Marketing, General and Administrative

Sales, marketing, general and administrative expenses increased $15.7 million or 45% for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was driven primarily by increases in employee compensation and benefits associated with expansion of the Company’s workforce and increased non-cash share-based compensation expense. This increase is also the result of increases in non-employee costs associated with legal and other fees as a result of the transition from a private to a public company.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration increased $0.8 million or 98% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is a result of the change in fair value to reflect the passage of time, changes in discount rate, as well as estimates regarding the period in which targets that trigger the payment of contingent consideration will be achieved and subsequently paid. The gross margin target was met during the three months ended June 30, 2021. The net change to contingent consideration through the date the gross margin target was met is recorded as operating expenses in the statements of operations. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule.

Non-Operating Expenses

Interest Expense

Interest expense decreased $3.1 million or 41% for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decline was due to a decrease of interest expense related to convertible notes, which were converted to common stock upon the completion of our IPO in October 2020, and a decrease resulting from the refinancing of our term loan, reducing near-term interest costs. Partially offsetting this decline is the increase to contingent consideration recorded as ‘Interest expense’ resulting from the passage of time and fixed payment schedule during the year ended December 31, 2021 of $2.2 million.

Change in Fair Value of Warrant Liability

During the year ended December 31, 2020, we recognized a charge for the change in estimated fair value of our warrant liability related to warrants issued in connection with our Series G preferred stock of $1.3 million. Effective with the closing of our initial public offering in October 2020, the warrants to purchase Series G preferred stock were automatically converted to warrants to acquire common stock and the carrying value of the warrants of $1.6 million were reclassified to additional paid-in capital.

Gain on Debt Extinguishment, net

During the year ended December 31, 2021, we recognized a $2.3 million net gain on debt extinguishment. The Company recorded a gain on debt extinguishment of $3.1 million related to the legal release and forgiveness of the Paycheck Protection Program Loan in full. The gain was partially offset by losses on debt extinguishment of $0.7 million and $0.1 million resulting from the repayment and termination of our 2018 secured promissory note with Innovatus and the write-off of debt issuance costs associated with a $20 million prepayment of our 2021 Term Loan, respectively.

Other (expense) income, net

Other expense, net for the year ended December 31, 2021 is primarily attributable to a loss on disposal of property and equipment. Other income, net for the year ended December 31, 2020 was primarily attributable to sublease income from two subleases that expired in the second and third quarter of 2020 and a gain on disposal of property and equipment.

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). As a result of the pandemic, the Company diversified its diagnostic testing beyond lung diagnostic testing to include the critical service of COVID-19 diagnostic testing. Beginning in the third quarter 2020, the Company’s COVID-19 testing services began to experience rapid growth with a peak in the first quarter 2021; however, subsequent to this peak, we have experienced a rapid decline in COVID-19 testing revenue primarily as a result of a few significant contracts that have expired as well as the ongoing increase in COVID-19 vaccination rates across the U.S. In addition, the COVID-19 pandemic negatively affected, and we expect may continue to negatively affect, our lung diagnostic testing-related revenue and our clinical studies. We began to see recovery beginning in the fourth quarter 2020 as our core lung diagnostics delivered tests exceeded first quarter 2020 delivered tests and have experienced continued recovery during 2021 as lung diagnostic revenue grew 49% during 2021 as compared to 2020. However, given the continuation of the pandemic through COVID-19 variants, including the associated hospitalization surges and the impact on the medical ecosystem, which include clinical studies and pulmonary practices, the demand for our lung diagnostic testing and biopharmaceutical services has not recovered in line with our expectation from the time of our IPO. While the full outcome of the COVID-19 pandemic is unknown, it continues to negatively impact our ability to grow and scale our business in line with our expectations and disclosures at the time of our IPO. As a result, the items identified above have had an adverse effect on our revenue, results of operations and cash flows.

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

On December 30, 2021, the Company raised approximately $16.3 million in gross proceeds from the sale of 3,756,994 common shares at a public offering price of $4.35 per share in an at-the-market offering. The Company received net proceeds of $15.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On December 31, 2021, we entered into the Consent and Second Amendment to Loan and Security Agreement (Second Amendment) to, among other things, amend our 2021 Term Loan and First Amendment to obtain consent for the $4.6 million January 2022 milestone payment under the Indi APA, repay $20 million in outstanding principal on December 31, 2021, waive the $600,000 prepayment fee on the $20 million Term Loan repayment, and waive the minimum revenue covenant as of December 31, 2021 and modify the minimum revenue requirement to not less 75% for the three months ended March 31, 2022 and not less than 75% on a trailing six month rolling basis for each quarter thereafter of the Company’s projected revenue performed at the end of each reporting period. The Lender agreed to apply the full amount of funds previously established within the restricted cash collateral account to partially prepay the $20 million in outstanding principal, thereby eliminating the restricted cash collateral account. As of December 31, 2021, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

As of December 31, 2021, we maintained cash and cash equivalents of $32.7 million and we have $10 million in principal balance remaining on our 2021 Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock in our IPO in October 2020, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which include lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and needs and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-K in considering whether it has the ability to meet its obligations.

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

Based on our current operating plan, unless we raise additional capital (debt or equity) or obtain waiver from complying with such financial covenants, we expect that we will be unable to maintain our financial covenants under our 2021 Term Loan during the next twelve months, which could result in an Event of Default, as defined, causing an acceleration of the outstanding balance. We have taken steps to improve our liquidity through and the actions noted above and have also undertaken several proactive measures to mitigate the financial and operational impacts of COVID-19 through the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our financial covenants. In addition, we have entered into negotiations with certain creditors to modify existing terms of arrangements to delay near term cash requirements and extend the period of payments; however, those negotiations are not final at this time and may not result in final agreement. We plan to raise additional funding through the issuance of equity or debt securities; however, we have not secured such funding at the time of this filing and any such financing activities are subject to market conditions. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis nor can there be any assurance that the Company will be a beneficiary of the COVID-19 Action Plan. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

The Company’s revenues, results of operations and cash flows have been materially adversely impacted by the items noted above. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses in the near term while we make investments to support our anticipated growth. Our current operating plan, which is in part determined based on our most recent historical actual results and trends, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern. Our audited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash flows (used in) provided by:
Operating activities	$(28,223)	$(21,366)
Investing activities	(2,547)	(2,927)
Financing activities	1,262	81,131
Net increase in cash and cash equivalents and restricted cash	$(29,508)	$56,838

Our cash flows resulted in a net decrease in cash of $29.5 million during the year ended December 31, 2021 compared to a net increase in cash of $56.8 million for the year ended December 31, 2020. For the year ended December 31, 2021, net cash used in operating activities increased by approximately $6.9 million, primarily due to a year-over-year increase in net loss of $11.8 million and decrease in non-cash adjustments to net loss of $4.5 million driven primarily by a decrease in amortization of convertible notes debt discount in 2020 of $4.4 million and an increase in net gain on debt extinguishment in 2021 of $2.3 million. This is partially offset by an increase in stock-based compensation expense of $1.2 million, increase in contingent consideration of $0.8 million, and increase in other non-cash items of $0.2 million. In addition, the Company experienced favorable changes in net working capital of $9.4 million primarily as a result of increased cash collections from customers, partially offset by increased payments to vendors.

Net cash used in investing activities during the year ended December 31, 2021 totaled $2.5 million, a decrease of $0.4 million compared to the same period in 2020. The decrease in net cash used in investing activities was primarily due to payments in 2020 to acquire Oncimmune assets that are not present in 2021. This is partially offset by an increase in purchases of property and equipment during 2021 in support of our operations.

Net cash provided by financing activities during the year ended December 31, 2021 totaled $1.3 million, a decrease of $79.9 million compared to the same period in 2020. The net cash provided by financing activities for the year ended December 31, 2021 primarily resulted from $15.7 million net proceeds from our at-the-money public offering, net proceeds from our 2021 Term Loan of $29.9 million, and proceeds from the issuance of common stock under the ESPP and exercise of stock options of approximately $1.0 million, primarily offset by the repayment of $25.3 million from our 2018 Term Loan and a $20 million prepayment on our 2021 Term Loan. The net cash provided by financing activities for the year ended December 31, 2020 primarily resulted from $72.0 million gross proceeds from our initial public offering, $13.0 million in proceeds from the issuance of convertible notes payable, $1.3 million proceeds from stock option exercises, and $3.1 from proceeds from our paycheck protection program loan, offset by equity financing and other costs associated with our initial public offering of $8.3 million.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of December 31, 2021 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Operating lease obligations (2)	$937	$775	$158	$4	$—
Borrowings and interest (3)	14,386	532	5,368	8,486	—
Fair value of contingent consideration (4)	37,000	18,500	18,500	—	—
Total	$52,323	$19,807	$24,026	$8,490	$—
(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
We are obligated under non-cancellable operating leases for all of our facilities. Lease terms for our facilities range from less than one to three years and generally require us to pay real estate taxes, certain insurance and operating costs.
(3)
Includes the 2021 Term Loan payments of principal, interest and final payment fee of $2.7 million payment due upon loan maturity.
(4)
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

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Significant Judgments and Estimates

In accordance with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain of these estimates significantly influence the portrayal of our financial condition and results of operations and require us to make difficult, subjective or complex judgments. Our critical accounting policies primarily relate to our fair value estimates, and are described in greater detail in Note 2 to our financial statements in Part 8 of this Annual Report on Form 10-K.

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

Diagnostic test revenues

Diagnostic test revenues are recognized upon completion of our performance obligation to the deliver test results to our customer, either the prescribing physician or third-party to which we contracted for services to be performed. We consider diagnostic testing to be completed upon the delivery of test results to our customer which is considered the performance obligation. The fees for such services are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. We determine the transaction price related to our contracts by considering the nature of the payer, the historical amount of time until payment by a payer and historical price concessions granted to groups of customers. These estimates require significant judgment by management.

Service revenues

Service revenues are recognized upon completion of our performance obligation to deliver testing results for assay development and testing services. The performance obligations and related revenue for these sales is defined by a written agreement between us and our customer. These services are generally completed upon the delivery of testing results, or other contractually defined milestone(s), to the customer, which is considered the performance obligation. Customers for these services are typically large pharmaceutical companies where collectability is reasonably assured and therefore revenue is accrued upon completion of the performance obligations. Revenue derived from services is often unpredictable and can cause dramatic swings in our overall net revenue line from quarter to quarter.

Share-based Compensation and Grant Date Fair Value

Share-based compensation related to stock options granted to our employees, directors and non-employees is measured at the grant date based on the fair value of the award. For our service-based awards, the fair value of each award is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Compensation expense for share-based awards with performance conditions is recognized based upon the probability the performance conditions will be met as defined in the grant. Restricted stock units are measured at their grant date fair value using the closing price of our common stock on the date of grant and recognized to expense on a straight-line basis over the vesting period of each award. We estimate forfeitures and adjust these estimates to actual forfeitures as they occur.

We use the Black-Scholes option-pricing model to estimate the fair value of our share-based option awards, which requires assumptions to be made related to expected term of an award, expected volatility, the risk-free rate and expected dividend yield. Following the completion of our initial public offering, our Board of Directors has determined the fair value of our common stock is based on our closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded. Changes in these subjective assumptions can materially affect the estimated value of equity grants and the share-based compensation that we record in our financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842). The new guidance maintains two classifications of leases: finance leases, which replace capital leases, and operating leases. Lessees will need to recognize a right-of-use asset and a lease liability on the balance sheet for those leases previously classified as operating leases under the old guidance. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for direct costs. The accounting standard will be effective for the Company beginning January 1, 2022. Based on our current analysis expect the adoption to result in the recognition of approximately $1.5 million of right of use assets and associated lease liabilities, inclusive of both lease and non-lease components, in our balance sheet and do not expect any material impact to our statement of operations or statement of cash flows. We are implementing new processes and internal controls over lease recognition, which will ultimately assist in the application of the new lease standard.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding 2021 Term Loan. As of December 31, 2021, we had $10 million outstanding on the 2021 Term Loan subject to a floating per annum rate equal to the greater of (i) 2.00% above the prime rate, or (ii) 5.25%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of December 31, 2021, a hypothetical 100 basis point increase in interest rates would not have a material impact on our investment portfolio, financial position or results of operations.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework. Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.

This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference from the information under the captions "Board and Corporate Governance Matters—Election of Directors" and "—Director Independence" contained in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021 in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders (the Proxy Statement). Certain information required by this item concerning executive officers is set forth in the Proxy Statement under the caption "Executive Compensation—Executive Officers" and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled "Stock Ownership—Delinquent Section 16(a) Reports" in the Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information under "Executive Compensation" contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information under the captions "Stock Ownership—Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan Information" contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information under the caption "Board and Corporate Governance Matters—Certain Relationships and Related Party Transactions" and "—Director Independence" contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the information under the caption "Audit Matters—Principal Accountant Fees and Services" contained in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as a part of the report.
1.
Financial Statements

Reference is made to the Index to Financial Statements of Biodesix, Inc. included in Item 8 of Part II hereof.

2.
Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

3.
See Item 15(b) below. Each management contract or compensating plan or arrangement required to be filed has been identified.
(b)
Exhibits.

Item 16. Form 10-K Summary.

Not applicable.

Exhibit Index

Exhibit Number	Description

3.1**

Amended and Restated Certificate of Incorporation of Biodesix, Inc., dated October 30, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 10, 2020).

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

4.4**

Secured Promissory Note held by Innovatus Life Sciences Lending Fund I, LP, in Biodesix, Inc., dated February 23, 2018 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

4.5**	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K filed with the SEC on March 16, 2021).
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
10.5.1+**

Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5.1 to the Company's Form 10-K filed with the SEC on March 16, 2021).

10.5.2+**

Forms of Restricted Stock Unit Award Grant Notice and Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5.2 to the Company's Form 10-Q filed with the SEC on August 10, 2021).

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

10.13.1†**

Office Lease between Aero-Tech Investments, LLC and Biodesix, Inc., dated October 5, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 9, 2020).

10.13.2*	Office Lease between Aero-Tech Investments, LLC and Biodesix, Inc., dated January 24, 2022.
10.14†**	Lease Assignment of De Soto Facility, dated November 1, 2019 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).
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

10.25**	Amendment No. 2 to Asset Purchase Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q filed with the SEC on August 10, 2021).
10.26†**

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

10.35†**

Price Agreement by and between Biodesix, Inc. and Bio-Rad Laboratories, Inc., dated May 12, 2020 (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

10.36**	Letter from Bio-Rad Laboratories, Inc. dated August 7, 2020 (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 21, 2020).
10.37**	Letter from Bio-Rad Laboratories, Inc. dated August 14, 2020 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 21, 2020).
10.38**

First Amendment to the Non-Exclusive License Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc., dated May 24, 2021 (incorporated by reference to Exhibit 10.37 to the Company's Form 10-Q filed with the SEC on August 10, 2021).

10.39**	Loan and Security Agreement, dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 23, 2021).
10.40**	Consent and First Amendment to Loan and Security Agreement, dated September 30, 2021 (incorporated by reference to Exhibit 10.39 to the Company's Form 10-Q filed with the SEC on November 15, 2021).
10.41**

Purchase Agreement, dated March 7, 2022, by and between Biodesix, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 7, 2022).

10.42**

Registration Rights Agreement, dated March 7, 2022, by and between Biodesix, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on March 7, 2022).

23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page of this Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Portions of this exhibit have been omitted as the Registrant has determined that the omitted information (i) is not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.

+ Indicates management contract or compensatory plan.

* Filed herewith.

**Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biodesix, Inc.

Date: March 14, 2022	By:	/s/ RYAN H. SIUREK
Ryan H. Siurek
Chief Accounting Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Scott Hutton and Robin Harper Cowie, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to file with the Securities and Exchange Commission this Form 10-K and any and all amendments and exhibits thereto, and all documents in connection therewith, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ SCOTT HUTTON	President, Chief Executive Officer (Principal Executive Officer	March 14, 2022
Scott Hutton

/s/ ROBIN HARPER COWIE	Chief Financial Officer, Secretary and Treasurer	March 14, 2022
Robin Harper Cowie

/s/ JOHN PATIENCE	Chairman and Director	March 14, 2022
John Patience

/s/ JEAN FRANCHI	Director	March 14, 2022
Jean Franchi

/s/ JON FAIZ KAYYEM	Director	March 14, 2022
Jon Faiz Kayyem, Ph.D.

/s/ HANY MASSARANY	Director	March 14, 2022
Hany Massarany

/s/ JACK SCHULER	Director	March 14, 2022
Jack Schuler

/s/ MATTHEW STROBECK	Director	March 14, 2022
Matthew Strobeck, Ph.D.

/s/ CHARLES WATTS	Director	March 14, 2022
Charles Watts, M.D.

Item 8. Financial Statements and Supplementary Data

BIODESIX, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Biodesix, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biodesix, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and needs to raise additional equity or debt capital to fund its operations. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2016

Denver, Colorado

March 14, 2022

BIODESIX, INC.

Balance Sheets

(in thousands, except share data)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$32,712	$62,126
Accounts receivable, net of allowance for doubtful accounts of $158 and $180	3,656	15,304
Other current assets	7,245	8,710
Total current assets	43,613	86,140
Non‑current assets
Property and equipment, net	4,179	3,178
Intangible assets, net	11,617	13,260
Goodwill	15,031	15,031
Other long-term assets	1,657	3,461
Total non‑current assets	32,484	34,930
Total assets	$76,097	$121,070

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,662	$8,964
Accrued liabilities	7,665	7,789
Deferred revenue	1,850	3,532
Current portion of contingent consideration	17,764	—
Current portion of notes payable	19	11,840
Total current liabilities	28,960	32,125
Non‑current liabilities
Long‑term notes payable, net of current portion	9,993	15,926
Contingent consideration	16,028	29,932
Other long-term liabilities	1,389	1,921
Total non‑current liabilities	27,410	47,779
Total liabilities	56,370	79,904
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2021 and 2020) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 30,789,649 (2021) and 26,561,504 (2020) shares issued and outstanding	31	27
Additional paid‑in capital	321,669	299,953
Accumulated deficit	(301,973)	(258,814)
Total stockholders' equity	19,727	41,166
Total liabilities and stockholders' equity	$76,097	$121,070

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenues	$54,506	$45,557
Operating expenses:
Direct costs and expenses	30,518	21,998
Research and development	12,789	10,818
Sales, marketing, general and administrative	50,517	34,857
Change in fair value of contingent consideration	1,622	818
Total operating expenses	95,446	68,491
Loss from operations	(40,940)	(22,934)
Other (expense) income:
Interest expense	(4,508)	(7,604)
Change in fair value of warrant liability	—	(1,252)
Gain on debt extinguishments, net	2,298	—
Other (expense) income, net	(9)	440
Total other expense	(2,219)	(8,416)

Net loss	$(43,159)	$(31,350)
Net loss per share, basic and diluted	$(1.58)	$(6.48)
Weighted-average shares outstanding, basic and diluted	27,365	4,838

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance ‑ January 1, 2020	118,766	$193,959	255	$1	$2,324	$(227,464)	$(225,139)
Issuance of common stock in initial public offering, net of discounts and commission of $5,040 and direct offering costs of $3,203	—	—	4,000	4	63,753	—	63,757
Conversion of preferred stock into common stock upon initial public offering	(118,766)	(193,959)	20,091	20	193,939	—	193,959
Conversion of convertible debt into common stock upon initial public offering	—	—	1,848	2	26,614	—	26,616
Reclassification of preferred stock warrant liability and put option into additional paid-in capital upon initial public offering	—	—	—	—	8,274	—	8,274
Exercise of stock options	—	—	368	—	1,340	—	1,340
Stock‑based compensation	—	—	—	—	3,709	—	3,709
Net loss	—	—	—	—	—	(31,350)	(31,350)
Balance ‑ December 31, 2020	—	—	26,562	27	299,953	(258,814)	41,166
Issuance of common stock, net of discounts and commission of $664	—	—	3,757	4	15,675	—	15,679
Issuance of common stock under employee stock purchase plan	—	—	43	—	328	—	328
Exercise of stock options	—	—	428	—	769	—	769
Stock‑based compensation	—	—	—	—	4,944	—	4,944
Net loss	—	—	—	—	—	(43,159)	(43,159)
Balance - December 31, 2021	—	$—	30,790	$31	$321,669	$(301,973)	$19,727

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(43,159)	$(31,350)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	3,178	2,903
Amortization of convertible notes debt discount	—	4,389
Gain on debt extinguishments, net	(2,298)	—
Stock‑based compensation expense	4,944	3,709
Change in fair value of warrant liability	—	1,252
Change in contingent consideration	1,622	818
Provision for doubtful accounts	193	296
Accrued interest, amortization of debt issuance costs and other	2,706	1,418
Changes in operating assets and liabilities:
Accounts receivable	11,454	(10,308)
Other current assets	1,369	(6,588)
Other long-term assets and liabilities	875	(1,808)
Accounts payable and other accrued liabilities	(7,425)	11,654
Deferred revenue	(1,682)	2,249
Net cash and cash equivalents and restricted cash used in operating activities	(28,223)	(21,366)

Cash flows from investing activities
Purchase of property and equipment	(2,241)	(1,945)
Patent costs and intangible asset acquisition, net	(306)	(232)
Payments to acquire Oncimmune assets	—	(750)
Net cash and cash equivalents and restricted cash used in investing activities	(2,547)	(2,927)

Cash flows from financing activities
Proceeds from initial public offering	—	72,000
Proceeds from the issuance of common stock	16,343	—
Proceeds from issuance of common stock under employee stock purchase plan	328	—
Proceeds from exercise of stock options	769	1,340
Proceeds from issuances of convertible notes payable	—	12,955
Proceeds from term loan and notes payable	30,078	3,085
Repayment of term loan and notes payable	(45,428)	—
Payment of debt issuance costs	(164)	—
Equity financing costs	(664)	(8,243)
Other	—	(6)
Net cash and cash equivalents and restricted cash provided by financing activities	1,262	81,131
Net increase (decrease) in cash and cash equivalents and restricted cash	(29,508)	56,838
Cash, cash equivalents, and restricted cash ‑ beginning of period	62,306	5,468
Cash, cash equivalents, and restricted cash ‑ end of period	$32,798	$62,306

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Year Ended December 31,
	2021	2020
Conversion of preferred stock into common stock	$—	$193,959
Conversion of convertible notes and accrued interest into common stock	—	26,616
Reclassification of put option liability to additional paid-in capital	—	6,650
Value of put option recorded at issuance of convertible debt payable	—	3,389
Cash paid for interest	1,676	1,844
Reclassification of warrant liability to additional paid-in capital	—	1,624
Non-cash debt issuance costs included in Accrued liabilities	15	—

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

Blood-Based Lung Tests

The Company offers five blood-based lung cancer tests across the lung cancer continuum of care:

Diagnosis

•
Nodify XL2® and Nodify CDT® tests, together marketed as part of our Nodify Lung® Nodule Risk Assessment testing strategy, assess the risk of lung cancer to help identify the most appropriate treatment pathway. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules.

Treatment & Monitoring

•
GeneStrat ddPCR® and VeriStrat® tests, marketed as part of our new IQLung™ testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat ddPCR tumor profiling test and the VeriStrat immune profiling test have a 36-hour average turnaround time, providing physicians with timely results to facilitate treatment decisions.
•
GeneStrat NGS™ (NGS) test, our 72-hour blood-based NGS test, was launched in November 2021 to a select group of physicians, with national launch in January 2022. The 52-gene panel includes guideline recommended mutations to help physicians treating advanced-stage lung cancer patients identify targeted therapy mutations, such as EGFR, ALK, KRAS, MET, NTRK, ERBB2, and others, and delivers them in an expedited timeframe so patient treatment can begin sooner. The GeneStrat NGS test is marketed as part of the new IQ Lung testing strategy with the GeneStrat ddPCR and VeriStrat tests.

COVID-19 Tests

We operate and have commercialized the Biodesix WorkSafe™ testing program, under which the Company offers three SARS-CoV-2 tests:

•
Bio-Rad SARS-CoV-2 ddPCR test, which is authorized by the FDA to be performed by Clinical Laboratory Improvement Amendments (CLIA) authorized laboratories that perform high complexity tests. The ddPCR test is designed to detect the presence of infection by the SARS-CoV-2 virus.
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

Initial Public Offering

On October 27, 2020, the Company completed its initial public offering (IPO), in which it issued and sold 4,000,000 shares of its common stock at a public offering price of $18.00 per share. The Company received net proceeds of $63.8 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. In addition, in connection with the IPO, all shares of the Company’s then-outstanding convertible preferred stock and convertible notes payable were automatically converted into 21,939,025 shares of common stock, and all then outstanding warrants to purchase the Company’s Series G convertible preferred stock were automatically converted into warrants to purchase 103,326 shares of the Company’s common stock.

At-the-Money Offering

On December 30, 2021, the Company raised approximately $16.3 million in gross proceeds from the sale of 3,756,994 common shares at a public offering price of $4.35 per share in an at-the-market offering. The Company received net proceeds of $15.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The net proceeds received were used to, among other things, fund the partial repayment of the 2021 Term Loan (see Note 8 - Debt).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; the estimation of the fair value of goodwill and other intangible assets; fair value of stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recognized revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions. Certain prior period amounts have been reclassified to conform to the current period presentation.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic negatively affected, and we expect will continue to negatively affect, our lung diagnostic testing-related revenue and our clinical studies.

As of December 31, 2021, we maintained cash and cash equivalents of $32.7 million and we have $10 million in principal balance outstanding on our 2021 Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock in our IPO in October 2020, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which include lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and needs and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-K in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our 2021 Term Loan (see Note 8 – Debt) or to obtain waivers or amendments that impact the related covenants. Due to the continued uncertainty caused by the COVID-19 pandemic, significant risks remain with respect to our ability to meet these thresholds and any material adverse effect on our revenues, income and expenses could impact our ability to maintain compliance with these covenants.

Based on our current operating plan, unless we raise additional capital (debt or equity) or obtain a waiver from complying with such financial covenants, we expect that we will be unable to maintain our financial covenants under our 2021 Term Loan during the next twelve months, which could result in an Event of Default, as defined, causing an acceleration and repayment of the outstanding balance. We have taken steps to improve our liquidity through raising debt and equity capital during 2021, amendments to our 2021 Term Loan and have also undertaken several proactive measures to mitigate the financial and operational impacts of the COVID-19 pandemic through the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our financial covenants. In addition, we have entered into negotiation with certain creditors to modify existing terms of arrangement to delay near term cash requirements and extend the period of payments; however, those negotiations are not final at this time and may not result in final agreement. To maintain an adequate amount of available liquidity and execute our current operating plan, we will need to continue to raise additional funds from external sources, such as through the issuance of equity or debt securities; however, we have not secured such funding at the time of this filing and any such financing activities are subject to market conditions. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

The Company’s revenues, results of operations and cash flows have been materially adversely impacted by the items noted above. Our current operating plan, which is in part determined based on our most recent historical actual results and trends, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern. Our audited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Segment Reporting

The Company has a single operating segment focused on providing diagnostic testing services to customers. All of the Company’s revenue and long-lived assets were derived or located in the United States for the years ended December 31, 2021 and 2020.

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

The Company also provides services to patients with whom the Company does not have contracts as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification 606 (ASC 606). The Company recognizes revenue for these patients when contracts, as defined in ASC 606, are established at the amount of consideration to which it expects to be entitled, or when the Company receives substantially all of the consideration subsequent to satisfaction and delivery of the performance obligations.

Deferred revenue consists of payments received for research, development, and testing services fees received prior to the completion of performance of these tests and services.

See Note 11 — Revenue and Accounts Receivable Credit Concentration for additional information.

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

These expenses consist principally of salaries, bonuses, employee benefits, travel, stock-based compensation, as well as professional services fees such as consulting, audit, tax and legal fees, and general corporate costs and allocated overhead expenses.

Concentrations of Credit Risk and Other Uncertainties

Substantially all of the Company’s cash and cash equivalents are deposited with two major financial institutions in the United States. The Company continually monitors its positions with, and the credit quality of, the financial institutions with which it holds cash. Periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For a discussion of credit risk concentration of accounts receivable as of December 31, 2021 and 2020, see Note 11 – Revenue and Accounts Receivable Credit Concentration.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly-liquid instruments with an original maturity of three months or less from the date of purchase.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card and a letter of credit related to an operating lease agreement. As of December 31, 2021 and 2020, the Company had $0.1 million and $0.2 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying balance sheets.

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

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to 'Direct costs and expenses'. Inventory is stated at cost and reported within ‘Other current assets’ in the balance sheet and were $2.9 million and $3.2 million as of December 31, 2021 and 2020, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the statements of operations in the period realized.

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from the use and eventual disposition over its remaining useful life. The Company assesses recoverability by comparing the sum or projected undiscounted cash flows from the use and eventual disposition of the asset or asset group to its carrying value, and records an impairment loss if the carrying value is greater than the undiscounted future cash flows. There were no impairments for the years ended December 31, 2021 and 2020.

Intangible Assets

Intangible assets primarily consist of intangible assets acquired as part of business combinations, external costs associated with patent applications that are probable of future economic benefits, and trademark costs. Finite-lived intangibles are stated at cost, net of accumulated amortization. The Company amortizes finite-lived intangible assets using the straight-line method over their estimated useful lives of 9 to 10 years, based on management's estimate of the period over which their economic benefits will be realized, product life and patent life. Trademarks are considered indefinite lived and are not amortized.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate a reduction to fair value below their carrying amounts. There were no impairments for the years ended December 31, 2021 and 2020.

Goodwill

Goodwill represents the excess of purchase price over amounts allocated to acquired assets and liabilities assumed in business combinations. The carrying value of goodwill is evaluated for impairment at least annually or more frequently when events or circumstances occur indicate a potential for impairment. The annual impairment test is performed on the last day of our fourth quarter. Prior to performing a quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. In the event the Company determines that it is more likely than not the carrying value of our single reporting unit is higher than its estimated fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. Through December 31, 2021, there were no accumulated impairment losses.

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

Contingent Consideration

In connection with the purchase transaction with Integrated Diagnostics, Inc. (Indi), the Company recorded contingent consideration for amounts potentially payable to Indi’s shareholder upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date. The fair value of contingent consideration is assessed at each balance sheet date and changes, if any, to the fair value through the date the gross margin target was met is recorded as operating expenses in the statements of operations. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule. The significant unobservable inputs used in the measurement of fair value include the probability of successful achievement of the specified product gross margin targets, the period in which the targets were expected to be achieved, and discount rates which ranged from 11% to 13.5%. As a result of the achievement of the gross margin target, the only significant unobservable input used in the measurement of fair value includes the discount rate since all other inputs became fixed and determinable. Significant increases or decreases in the discount rate would result in a significantly higher or lower fair value measurement.

Warrant Liability

Prior to the completion of the Company’s IPO in October 2020, certain warrants issued to purchase convertible preferred stock were classified as liabilities with changes in the estimated fair value of these liabilities recognized in our results of operations. Upon completion of the Company’s IPO in October 2020, the warrants were automatically converted to warrants to purchase common stock. Accordingly, the warrants were remeasured to an estimate of fair value and recognized in our results of operations and then reclassified to additional paid-in capital.

Put Option Liability

During 2020 and 2019, the Company issued convertible debt with terms that provided for a conversion rate to the convertible debtholders that was more favorable than the price that other investors would pay for common stock in certain situations, including the completion of an IPO. As a result, the convertible debt is a financial instrument that was bifurcated into two instruments, a debt obligation and a put option liability, which represented the estimated fair value of the favorable conversion rate. The estimated fair value of the put option liability was separated from the convertible debt at inception and reported as a liability and debt discount, and amortized to interest expense. As a result of our IPO, the convertible debt was automatically converted to common stock and the put option liability was remeasured to an estimate of fair value and recognized in our results of operations and then reclassified to additional paid-in capital.

Share‑Based Compensation

Stock Options

The Company grants service condition and performance condition stock options. Stock options are granted with exercise prices equal to the fair market value of our common stock on the date of grant. The grant date fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the use of assumptions, including the expected term of the option, expected volatility of our stock price, expected dividend yield, and the risk-free interest rate, among others. We estimate forfeitures and adjust these estimates to actual forfeitures as they occur. These assumptions involve inherent uncertainties including market conditions and employee behavior that are generally outside of the Company’s control. Service condition stock options are expensed based on the grant date fair value of the awards using the straight-line method over the requisite service period. Performance-condition stock options vest based on achievement of multiple weighted performance goals, certification of performance achievement by the Compensation Committee of the Board of Directors, and continued service. For performance-condition stock options, compensation expense is updated for our expected performance level against performance goals at the end of each reporting period, which involves judgment as to achievement of certain performance metrics.

Restricted Stock Units (RSUs)

The Company grants service-condition RSUs. As a result of our IPO, the grant date fair values of these RSUs are based on the closing market price of our common stock on the grant date. We estimate forfeitures and adjust these estimates to actual forfeitures as they occur. The service-condition RSUs vest based on continued service with compensation expense recognized on a straight-line basis over the requisite service period.

See Note 12 — Share-Based Compensation for additional information related to share-based compensation.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period, if dilutive, using the treasury stock method. Potentially dilutive securities consisting of options to purchase common stock, warrants to purchase common stock, RSUs and shares subject to purchase under our employee stock purchase plan were excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive for all periods presented.

Until the Company’s IPO in October 2020, basic and diluted net loss attributable to common stockholders per share was calculated using the two-class method. The net loss was attributable entirely to common stockholders because the participating securities did not have a contractual obligation to share in the Company’s losses. As the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for all periods presented.

Note 3 – Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842). The new guidance maintains two classifications of leases: finance leases, which replace capital leases, and operating leases. Lessees will need to recognize a right-of-use asset and a lease liability on the balance sheet for those leases previously classified as operating leases under the old guidance. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for direct costs. The accounting standard will be effective for the Company beginning January 1, 2022. Based on our current analysis we expect the adoption to result in the recognition of approximately $1.5 million of right of use assets and associated lease liabilities, inclusive of both lease and non-lease components, in our balance sheet and do not expect any material impact to our statement of operations or statement of cash flows. We are implementing new processes and internal controls over lease recognition, which will ultimately assist in the application of the new lease standard.

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

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the balance sheets, which may differ from their respective fair values. The fair values of outstanding borrowings, which are classified as Level 2, approximate their carrying values as of December 31, 2021 and 2020, based on interest rates currently available for similar borrowings and were (in thousands):

	As of December 31,
	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$10,012	$10,012	$27,766	$27,766

The financial liabilities that are measured and recorded at estimated fair value on a recurring basis consist of our contingent consideration associated with our acquisition of Indi, and prior to the completion of our IPO in October 2020, the warrant liability, put option liability and contingent value rights granted to certain holders of our convertible preferred stock and debt instruments, which were accounted for as liabilities and remeasured through our statements of operations. The table below presents the reported fair values of contingent consideration, which is classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

	As of December 31,
Description	2021	2020
Current portion of contingent consideration	$17,764	$—
Contingent consideration	16,028	29,932
Total contingent consideration	$33,792	$29,932

The following table presents the changes in contingent consideration for the year ended December 31, 2021 (in thousands):

Year Ended
Level 3 Rollforward	December 31, 2021
Beginning balances - January 1, 2021	$29,932
Changes in fair value	1,622
Interest expense	2,238
Ending balances - December 31, 2021	$33,792

The following table presents the changes in these financial liabilities for the year ended December 31, 2020 (in thousands):

	For the Year Ended December 31, 2020
Level 3 Rollforward	Contingent Consideration	Put Option Liability	Warrant Liability	Contingent Value Rights
Beginning balances - January 1, 2020	$29,114	$3,261	$372	$60
Additions	—	3,389	—	—
Changes in fair value	818	—	1,252	(60)
Reclassified to additional paid-in capital	—	(6,650)	(1,624)	—
Ending balances - December 31, 2020	$29,932	$—	$—	$—

Contingent Consideration

In connection with the acquisition of Indi in 2018, the Company recorded contingent consideration for amounts contingently payable to Indi's selling shareholders pursuant to the terms of the asset purchase agreement (Indi APA). The contingent consideration arrangement requires additional consideration to be paid by the Company to Indi upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date. Under the terms of the agreement, when the gross margin target was met the Company was required to issue 2,520,108 shares of common stock. For the six months following the achievement of the gross margin target, Indi had the option to require the Company to redeem these common shares for $37.0 million in cash over eight equal quarterly installments. If Indi elected to not exercise its option, the Company had 12 months to repurchase the common stock in two equal and consecutive quarterly cash installments totaling $37.0 million.

The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. The Company entered into an amendment to the original agreement in August 2021 in which all parties agreed to forgo the issuance of common stock and agreed that the Company will in lieu thereof make six quarterly installments of approximately $4.6 million beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million. The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement. Our ability to make these payments are subject to consent from our lender under the 2021 Term Loan and related amendments (see Note 8 - Debt). We obtained consent and subsequently made the first milestone payment of $4.6 million in January 2022 and we are in discussions with our lender to obtain consents for future payments.

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

Contingent consideration expected to be paid in the next twelve months is recorded in the balance sheets as ‘Current portion of contingent consideration’ while the remaining amount to be paid is recorded as ‘Contingent consideration’ within non-current liabilities. The net change to contingent consideration through the date the gross margin target was met is recorded as operating expenses in the statements of operations. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule. The net change to contingent consideration recorded as operating expenses during the years ended December 31, 2021 and 2020 was a loss of $1.6 million and $0.8 million, respectively. The amount recorded as ‘Interest expense’ during the year ended December 31, 2021 was $2.2 million.

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

Warrant Liability

In connection with entering into the 2018 Notes, the Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. The estimated fair value of the warrant on the issuance date of $0.3 million was recorded as a debt discount and as a preferred stock warrant liability. Through the effective date of the Company’s IPO, the Series G warrants were remeasured to an estimate of fair value using a Black Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. During 2020, the Company recorded an increase in the value of the warrant liability of $1.3 million.

Contingent Value Rights

In addition to the shares of Series F Preferred Stock that were issued in January 2016, investors who purchased more than their pro‑rata amount in the financing described above received a calculated number of contingent value rights (CVRs). In connection with the Series F financing, the Company issued 3,999 CVRs originally valued at $0.5 million. One CVR represents 0.00375% of the Company’s interest in the drug ficlatuzumab. The initial estimated value of the CVRs were recorded as a liability and as a reduction to the Series F proceeds. Upon receipt by the Company or a milestone, royalty, or any other type of payment from the Company’s ownership rights in the drug, the Company was required to make a cash payment to the CVR holders equal to 15% of net proceeds, as defined. In September 2020, the Company exercised its opt-out right with AVEO Oncology (AVEO) for the payment of 50% of development and regulatory costs for ficlatuzumab. As a result, the CVRs were settled effective December 2, 2020. See Note 15 – Commitments and Contingencies for a discussion of the Co-Development Agreement with AVEO.

Non-Financial Assets and Liabilities

Our non-financial assets, which primarily consist of property and equipment, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. There were no changes to the valuation methods during the periods presented.

Note 5 – Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2021	2020
Lab equipment	$6,784	$5,730
Leasehold improvements	2,339	1,845
Computer equipment	700	871
Furniture and fixtures	391	424
Software	600	651
Vehicles	97	—
Construction in process	17	381
	10,928	9,902
Less accumulated depreciation	(6,749)	(6,724)
Total property and equipment, net	$4,179	$3,178

Depreciation expense related to property and equipment was:

	Year Ended December 31,
	2021	2020
Direct costs and expenses	$614	$361
Selling, marketing, general and administrative	614	478
Total	$1,228	$839

Note 6 – Goodwill and Intangible Assets

Intangible assets, excluding goodwill, consist of the following (in thousands):

	December 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,755	$(566)	$1,189	$1,474	$(494)	$980
Purchased technology	16,900	(6,572)	10,328	16,900	(4,694)	12,206
Intangible assets not subject to amortization
Trademarks	100	—	100	74	—	74
Total	$18,755	$(7,138)	$11,617	$18,448	$(5,188)	$13,260

Amortization expense related to definite-lived intangible assets was (in thousands):

	Year Ended December 31,
	2021	2020
Direct costs and expenses	$5	$13
Sales, marketing, general and administrative	1,945	2,051
Total	$1,950	$2,064

Future estimated amortization expense of intangible assets is (in thousands):

As of December 31, 2021
2022	$1,975
2023	1,969
2024	1,959
2025	1,954
2026	1,941
2027 and thereafter	1,719
Total	$11,517

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2021	2020
Compensation related accruals	$4,029	$3,975
Accrued clinical trial expense	870	715
Other expenses	2,766	3,099
Total accrued liabilities	$7,665	$7,789

Note 8 – Debt

Our long-term debt consists of notes payable associated with our 2021 Term Loan, 2018 Notes and Paycheck Protection Program, each of which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of December 31,
	2021	2020
2021 Term Loan	$10,000	$—
2018 Notes	—	24,972
Paycheck Protection Program	—	3,107
Other	75	—
Unamortized debt discount and debt issuance costs	(63)	(313)
	10,012	27,766
Less: current maturities	19	11,840
Long-term notes payable	$9,993	$15,926

2021 Term Loan

On March 19, 2021 (Effective Date), the Company entered into a Loan and Security Agreement (the 2021 Term Loan) by and between Silicon Valley Bank (SVB or Lender) and the Company, as borrower, whereby subject to the terms and conditions of the 2021 Term Loan, SVB advanced to the Company an original principal amount of $30 million.

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

The Company’s final payment, due at maturity on March 1, 2026, shall include all outstanding principal and accrued and unpaid interest, lender fees and expenses, of which the majority will include a final payment of $2.7 million, and all other sums, if any, that shall have become due and payable hereunder with respect to the 2021 Term Loan. The $2.7 million final payment will be amortized as interest expense over the term of the 2021 Term Loan. The Company has the option to prepay, prior to maturity, the total outstanding principal amount plus accrued and unpaid interest, subject to a prepayment penalty of 3% of the principal amount if paid prior to the first anniversary of the Effective Date, 2% of the principal amount if paid on or after the first anniversary but prior to the second anniversary of the Effective Date, 1% of the principal amount if paid on or after the second anniversary but prior to October 19, 2025, and 0% thereafter.

The Company granted the Lender a security interest in substantially all of the Company’s assets. The 2021 Term Loan requires the Company to comply with a minimum liquidity ratio covenant (as defined) by the 2021 Term Loan of not less than 0.95 to 1.00, and has a trailing six month rolling minimum revenue requirement of not less than 70% of the Company’s projected revenue performed at the end of each reporting period. On September 30, 2021, we entered into the Consent and First Amendment to Loan and Security Agreement (First Amendment) to, among other things, amend our 2021 Term Loan to eliminate the revenue covenant for the period ended September 30, 2021 and modify the revenue covenant threshold for the three month period ended December 31, 2021. In addition, we agreed to establish a restricted cash collateral account for $15 million for the benefit of our lender if the balance of our cash and cash equivalents declines below $40 million. On December 31, 2021, we entered into the Consent and Second Amendment to Loan and Security Agreement (Second Amendment) to, among other things, amend our 2021 Term Loan and First Amendment to obtain consent for the $4.6 million January 2022 milestone payment under the Indi APA, repay $20 million in outstanding principal on December 31, 2021, waive the $600,000 prepayment fee on the $20 million Term Loan repayment, and waive the minimum revenue covenant as of December 31, 2021 and modify the minimum revenue requirement to not less 75% for the three months ended March 31, 2022 and not less than 75% on a trailing six month rolling basis for each quarter thereafter of the Company’s projected revenue performed at the end of each reporting period. The Lender agreed to apply the full amount of funds previously established within the restricted cash collateral account to partially prepay the $20 million in outstanding principal, thereby eliminating the restricted cash collateral account. The Company recorded a loss on extinguishment of $0.1 million resulting from the write-off of debt issuance costs associated with the $20 million repayment of our 2021 Term Loan.

The 2021 Term Loan contains certain covenants limiting the ability of the Company to, among other things, incur future debt, transfer assets except for the ordinary course of business, make acquisitions, pay dividends or make other certain restricted payments, or sell assets, subject to certain exceptions, without the prior written consent of the Lender. Failure to comply with the covenants and loan requirements may result in an event of default. As of December 31, 2021, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. In the event of a default, including, among other things, our failure to make any payment when due or our failure to comply with any covenant under the 2021 Term Loan, the Lender may elect to declare all amounts outstanding to be immediately due and payable, and may proceed against the collateral granted to them to secure such indebtedness, including a royalty-free license or other right to use all of our intellectual property without charge.

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

All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. During the second quarter of 2021, the Company determined that it would apply for forgiveness under the SBA’s Loan Forgiveness program, a change from its previous intent to repay. Subsequently, in July 2021 the Company applied for loan forgiveness and on August 17, 2021, the Company received legal release and formal notification that the PPP Loan was forgiven in full. During the three months ended September 30, 2021, the Company reduced the ‘Current portion of notes payable’ and recorded a gain on extinguishment in the statements of operations for the $3.1 million forgiven.

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of December 31, 2021
2022	$19
2023	15
2024	4,017
2025	4,818
2026	1,206
2027 and thereafter	—
Total	$10,075

Note 9 – Warrants to Purchase Convertible Preferred Stock

The Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain of the convertible preferred shares and issuance of debt. Through the closing of the Company’s IPO, the preferred warrants were classified as liabilities with estimated fair value remeasured at each reporting date reported within in the accompanying statements of operations.

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

(1) On October 27, 2020, all convertible preferred stock converted to common stock at the completion of our IPO, and as a consequence, the warrants to purchase Series G convertible preferred stock were converted to 103,326 warrants to purchase common stock at $4.46 per share, which have an expiration date of February 23, 2028. All common stock warrants remain outstanding as of December 31, 2021.

Note 10 – Equity

Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock is entitled to one vote per share. The common shareholders are entitled to dividends whenever funds and assets are legally available and when and if declared by the Board of Directors. The

Company is currently subject to restrictions on the payment of dividends (see Note 8 - Debt) and no dividends have been declared as of December 31, 2021.

On October 27, 2020, the Company issued and sold 4,000,000 shares of common stock in a registered IPO at a price to the public of $18.00 per share. The net proceeds to the Company were approximately $63.8 million, after deducting underwriting discounts and commissions of $5.0 million and direct offering expenses of approximately $3.2 million.

On December 30, 2021, the Company raised approximately $16.3 million in gross proceeds from the sale of 3,756,994 common shares at a public offering price of $4.35 per share in an at-the-market offering. The Company received net proceeds of $15.7 million, after deducting underwriting discounts and commissions and offering expenses payable of approximately $0.7 million.

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2021 and 2020, no shares of preferred stock were issued or outstanding.

Note 11 – Revenue and Accounts Receivable Credit Concentration

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

Diagnostic test revenues consist of blood-based lung tests and COVID-19 tests, which are recognized in the amount expected to be received in exchange for diagnostic tests when the diagnostic tests are delivered. The Company conducts diagnostic tests and delivers the completed test results to the prescribing physician or patient, as applicable. The fees for diagnostic tests are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. The Company determines the transaction price related to its diagnostic test contracts by considering the nature of the payer, historical price concessions granted to groups of customers, and its historical collection experience using a portfolio approach. The Company recognizes revenues for diagnostic tests upon delivery of the tests to the physicians requesting the tests or patient, as applicable.

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

Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Diagnostic tests	$48,937	$40,919
Services	5,569	4,638
Total revenue	$54,506	$45,557

Deferred Revenue

Deferred Revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the statements of operations. Of the $3.5 million in ‘Deferred Revenue’ recorded in the balance sheet as of December 31, 2020, $3.0 million was recognized in revenues. During the year ended December 31, 2021 $1.4 million was added to 'Deferred revenue' for up-front cash payments received for which revenue recognition criteria have not been met. The 'Deferred revenue' of $1.9 million recorded in the balance sheet as of December 31, 2021 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of December 31, 2021 and 2020, the Company had $0.8 million and $1.4 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue, and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2021	2020
The Big Ten Conference	40%	30%
Centura Healthcare	5%	17%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 18% and 17% of the Company’s total revenue for the years ended December 31, 2021 and 2020, respectively. The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company does not perform evaluations of customers' financial condition and does not require collateral.

The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of December 31,
	2021	2020
Medicare	30%	6%
Janssen Research and Development, LLC	14%	5%
LabCorp DD (formerly Covance)	11%	2%
The Big Ten Conference	—%	35%
Centura Healthcare	—%	24%

Note 12 – Share Based Compensation

Predecessor 2016 and 2006 Equity Incentive Plans

Under the 2006 Equity Incentive Plan (2006 Plan), the Company was authorized to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and RSUs. No additional awards may be granted under the 2006 Plan.

In February 2016, the Company adopted the 2016 Equity Incentive Plan (2016 Plan) as a successor to and continuation of the prior 2006 Plan. The 2016 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, and other stock awards to directors, employees, and consultant. Awards granted under the 2016 Plan or the 2006 Plan that were unallocated, expired or otherwise terminated, or were forfeited, cancelled, or repurchased by the Company, became available for future issuance under the 2016 Plan. In addition, shares subject to an award were withheld to satisfy a participant’s tax withholding obligations, or were reacquired by the Company as consideration for the exercise or purchase price of a stock award also became available for future issuance under the 2016 Incentive Plan. No additional awards may be granted under the 2016 Plan.

2020 Equity Incentive Plan

Effective upon the closing of our IPO, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (2020 Plan), which replaced the 2016 Plan. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards and other stock awards. Officers, directors, employees, consultants, agents, and independent contractors who provide services to the Company may receive awards. The terms of all awards are governed by an agreement between the Company and the recipients, as administered and approved by the Compensation Committee of the Board of Directors. Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan.

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

To the extent an equity award granted under the 2020 Plan (other than any substitute award) or granted under any other equity plan maintained by us under which awards are outstanding as of the effective date of the 2020 Plan (the Prior Plans) expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares subject to such award will become available for future grant under the 2020 Plan. In addition, to the extent shares subject to an award are withheld to satisfy a participant’s tax withholding obligation upon the exercise or settlement of such award (other than any substitute award) or to pay the exercise price of a stock option granted under the 2020 Plan or a Prior Plan, such shares will become available for future grant under the 2020 Plan. The total number of shares available for grant under all Plans was 630,685 at December 31, 2021.

Employee Stock Purchase Plan

Effective with our IPO in October 2020, the Company’s Board of Directors and its stockholders approved the Company’s Employee Stock Purchase Plan (ESPP). A total of 338,106 shares of our common stock have been reserved for issuance under the ESPP. The maximum number of shares of our common stock available under the ESPP will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of (i) 1% of the shares of our common stock issued and outstanding on December 31st of the immediately preceding calendar year, and (ii) an amount determined by our Board of Directors.

Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the first or last day of the offering period, whichever is lower. No employee may participate in an offering period if the employee owns 5% or more of the total combined voting power or value of the Company’s stock. The initial offering period was from January 1, 2021 through August 31, 2021. On a go-forward basis, the ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. As of December 31, 2021, 42,855 shares have been issued under the ESPP leaving 295,251 shares remaining for future issuance.

Description of Awards Granted

The Company has granted incentive stock options, non-statutory stock options, performance-based stock options, and RSUs.

Incentive stock options, which may only be issued to employees, are granted at an exercise price per share equal to the closing market price of the Company’s common stock on the grant date, and vest over time as determined by the Compensation Committee, provided that the term of the options may not exceed ten years from the date of grant. Accelerated vesting may occur in the event of an optionee's death, disability, or other events.

Non-statutory stock options, which may be issued to employees, non-employees and directors, are granted at an exercise price per share equal to the closing market price of the Company’s common stock on the grant date, and vest over time as determined by the Compensation Committee, provided that the term of the options may not exceed ten years from the date of grant. Accelerated vesting may occur in the event of an optionee's death, disability, or other events.

Performance-based stock options are typically granted on an annual basis and consist of a performance-based and service-based component. The performance targets and vesting conditions for performance-condition options are based on achievement of recognized revenue targets. Performance-based options vest in three equal annual installments beginning one year after the grant date, pending certification of performance achievement by the Compensation Committee and continued service. The fair value of performance-condition awards is based on the closing market price of the Company’s common stock on the grant date. On January 1, 2019, the Company granted 168,466 performance-condition options, with an exercise price of $0.77 per share and a term of ten years. During the year ended December 31, 2021 and 2020, the performance-conditions were met and 56,156 options and 56,155 options, respectively, vested. During the year ended December 31, 2019, the performance-conditions were not met and 56,155 options were forfeited.

RSUs and the related terms and conditions are awarded at the discretion of the Compensation Committee. RSU holders have a contractual right to receive a share of common stock when vested. RSUs vest over time as determined by the Compensation Committee. RSU agreements may provide for accelerated vesting in the event of a stock unit holder's death, disability, or retirement or other events.

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

Bonus-To-Options Program

The Company also has a Bonus-to-Options Program (the “Bonus Option Program”), is separate from predecessor Plans and was initially adopted by the Board of Directors in 2008, and subsequently amended and restated in 2010, 2011 and 2015. For fiscal year 2022, the Bonus Option Program is subject to the shares reserved under the 2020 Plan. The Bonus Option Program, which is limited to participation of the Chief Executive Officer, direct reports to the Chief Executive Officer and Vice Presidents of the Company, allows participants who so elect to convert all or a portion of their annual cash bonus into fully vested, non-qualified stock options to purchase shares of common stock (Bonus Options). The exercise price for the options under the Bonus Option Program equals the then current price for the shares of the common stock as of the grant date, as disclosed below under “Fair Value of Common Stock”. Bonus Options issued must be exercised within a ten-year term.

The Company recorded the following activity related to the Bonus Option Program during the year ended December 31, 2021 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2021	173	$11.11	4.9	$1,723
Granted	266	20.67	—	—
Forfeited/canceled	(46)	20.03	—	—
Exercised	(20)	7.69	—	—
Outstanding ‑ December 31, 2021	373	$17.00	7.5	$76
Exercisable ‑ December 31, 2021	373	$17.00	7.5	$76

The Company recorded $0.8 million and $3.4 million during the years ended December 31, 2021 and 2020, respectively, associated with the estimate of options to be delivered to eligible participants under the Bonus Option Program and which were granted in February

2022 and 2021 by the Compensation Committee of the Board of Directors. In determining the amount of stock compensation to recognize under the Bonus Option Program, the Company estimates the bonus attainment for the year and determines the expected number of options to be delivered to eligible participants. A Black-Scholes option pricing model is used to determine the estimated fair value of the expected number of options to be delivered to eligible participants. The key elements in determining the estimated fair value include assumptions for volatility, the risk-free interest rate, expected dividends and strike price, utilizing the measurement date closing stock price until the grants are authorized.

Share-Based Compensation Expense

Pre-tax share-based compensation expense reported in the Company’s statements of operations was (in thousands):

	Year Ended December 31,
	2021	2020
Direct costs and expenses	$49	$—
Research and development	572	589
Sales, marketing, general and administrative	4,323	3,120
Total	$4,944	$3,709

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $7.8 million as of December 31, 2021, and is expected to be amortized to expense over the next 3.8 years.

Stock Options

Stock option activity during the year ended December 31, 2021, excluding the Bonus Option Program described above, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2021	2,321	$1.82	7.4	$42,580
Granted	1,190	17.87	—	—
Forfeited/canceled	(225)	7.22	—	—
Exercised	(408)	1.51	—	—
Outstanding ‑ December 31, 2021	2,878	$8.08	7.7	$6,288
Exercisable ‑ December 31, 2021	1,428	$5.02	6.7	$3,849

Fair Value of Common Stock

Prior to the Company’s IPO, the fair value of the Company’s common stock underlying the stock options was determined by the Board of Directors with assistance from management and, in part, on input from an independent third-party valuation firm. The Board of Directors determined the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price on the date of grant.

The estimated grant date fair value of stock options was calculated using the Black-Scholes option-pricing model, based on the following assumptions:

•
Expected Term: The expected term represents the period that the options granted are expected to be outstanding using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).
•
Expected Volatility: The Company uses an average historical stock price of selected comparable companies over the expected term of the awards as the Company does not have sufficient trading history for its common stock.
•
Risk-Free Interest Rate: The Company uses the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.
•
Expected Dividend Yield: The Company is currently subject to restrictions on the payment of dividends (see Note 8 - Debt) and no dividends have been declared as of December 31, 2021 and 2020. The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

The fair value of each option grant was estimated on the grant date with the following weighted average assumptions for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Expected term (in years)	6.01	5.73
Expected volatility	68.5%	77.0%
Risk‑free rate	0.79%	0.34%
Expected dividend yield	—%	—%

Restricted Stock Units

During the year ended December 31, 2021, the Company granted 71,707 service-condition RSUs. As of December 31, 2021, there were 150,811 RSUs outstanding, with a weighted average grant date fair value of $5.30 per share.

Note 13 – Net Loss per Common Share

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

In connection with the acquisition of Indi in 2018, the Company recorded contingent consideration (See Note 4 – Fair Value) for amounts contingently payable to Indi's selling shareholders pursuant to the terms of the asset purchase agreement. The contingent consideration arrangement requires additional consideration to be paid by the Company to Indi upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date. If the gross margin target was met, the Company was required to issue 2,520,108 shares of common stock. The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. In August 2021, the Company entered into an amendment of the original agreement in which all parties agreed to forgo the issuance of common stock. As a result of the achievement of the gross margin target, the Company included the 2,520,108 shares of common stock in the calculation of weighted-average shares outstanding used in computing basic and diluted net loss per share from the date the gross margin target was met until the amendment was executed. These shares are not included in the statements of convertible preferred stock and stockholders' equity (deficit) or shares issued and outstanding in the accompanying balance sheets.

Basic and diluted loss per share for the years ended December 31, 2021 and 2020 were (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Numerator
Net loss attributable to common stockholders	$(43,159)	$(31,350)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	27,365	4,838
Net loss per share, basic and diluted	$(1.58)	$(6.48)

The potentially dilutive securities as of December 31, 2021 and 2020 primarily represent the shares subject to future issuance under stock options awards, warrants, RSUs, and shares subject to purchase under our employee stock purchase plan and would be subject to the treasury stock method when dilutive the terms of which are described in further detail in Note 12 – Share Based Compensation. The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020
Options to purchase common stock	3,251	2,495
Shares committed under ESPP	30	—
Warrants	103	103
Restricted stock units	151	79
Total	3,535	2,677

Note 14 - Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21%	21%
State income taxes, net of federal benefit	5	2
Research and developments credits	1	(1)
Permanent items	(1)	(6)
Change in valuation allowance	(26)	(16)
Effective income tax rate	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$61,874	$53,128
Research and development tax credits	3,372	2,860
Interest expense limitation	554	—
Property and equipment	215	279
Stock-based compensation	1,977	865
Accruals and reserves	1,618	1,406
Total	69,610	58,538
Valuation allowance	(67,457)	(56,083)
Total deferred tax assets after valuation allowance	2,153	2,455

Deferred Tax Liabilities:
Intangible assets	(2,153)	(2,455)
Total deferred tax liabilities	(2,153)	(2,455)

Net deferred tax assets and liabilities	$—	$—

At December 31, 2021, the Company had $267.1 million and $4.2 million of federal net operating loss and research and experimentation tax carryforwards, respectively, which are set to expire beginning in 2026. The Internal Revenue Code contains provisions that may limit the net operating loss carryovers available to be used in any year if certain events occur, including significant changes in ownership interest.

In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company does not have any historical taxable income, projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of the history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of net deferred tax assets and, accordingly, has established a valuation allowance equal to 100% of net deferred tax assets. The valuation allowance increased by $11.4 million during 2021 and $7.0 million during 2020.

During 2021, the Company determined that it now has uncertain tax positions related to its U.S. research and development credits. As of December 31, 2021 and 2020, there was no accrued interest related to uncertain tax positions. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months. A reconciliation of beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance at January 1	$715	$—
Additions for tax positions related to the current year	128	106
Additions for tax positions related to prior years	—	609
Reductions for tax positions related to prior years	—	—
Reductions related to settlements	—	—
Reductions related to a lapse of statute	—	—
Balance at December 31	$843	$715

The Company monitors proposed and issued tax law, regulations, and cases to determine the potential impact of uncertain income tax positions. At December 31, 2021, the Company had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

The Company’s federal and state returns for all years remain open to examination by tax authorities.

Note 15 – Commitments and Contingencies

Leases

The Company leases facilities under non‑cancelable operating leases. Rent expense was $1.2 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.

Future minimum lease payments, which do not include amounts for common area maintenance, insurance, or taxes, for operating lease obligations are as follows (in thousands):

As of December 31, 2021
2022	$775
2023	149
2024	9
2025	3
2026	1
2027 and thereafter	—
Total	$937

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the Effective Date). In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a potential registrational Phase 3 clinical trial for ficlatuzumab in the first half of 2023. The Company has $0.1 million in remaining obligations related to the AVEO agreement as of December 31, 2021. Following the Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO.

There were no expenses related to this agreement for the year ended December 31, 2021. Expenses related to this agreement for the year ended December 31, 2020 were approximately $0.9 million.

License Agreement

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. As further consideration for the non-exclusive license, the Company agreed to pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. On May 24, 2021, the Company entered into the First Amendment to the Non-Exclusive License Agreement with Bio-Rad which amended the Bio-Rad License such that, effective May 1, 2021, the Company will no longer pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. The Bio-Rad License expires in August 2024. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement. Royalty expense under the Bio-Rad License was not significant for the year ended December 31, 2021 and $0.1 million for the year ended December 31, 2020.

On May 13, 2021 (Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly Caprion Biosciences, Inc.) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License for the year ended December 31, 2021 was $0.1 million.

As part of the acquisition of Oncimmune, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to an acquired diagnostic test of 8% of recognized revenue for non-screen tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Royalty expenses of $0.7 million and $0.3 million were incurred for the years ended December 31, 2021 and 2020, respectively.

Litigation, Claims and Assessments

From time to time, we may become involved in legal proceedings or investigations which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. In September 2021, we reached a settlement agreement with the plaintiffs, which received preliminary approval from the Circuit Court of the City of St. Louis, State of Missouri (the Court) on November 10th, regarding a dispute involving the Telephone Consumer Protection Act (TCPA). On January 31, 2022, the Court approved the final settlement payment to third parties of approximately $210,000 which was accrued as a legal contingency during the year ended December 31, 2021. We are not presently a party to any other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Note 16 – Subsequent Events

Common Stock Purchase Agreement

On March 7, 2022 (the Effective Date), the Company entered into a purchase agreement, dated as of March 7, 2022 with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (Lincoln Park), pursuant to which Lincoln Park has committed to purchase up to $50.0 million of the Company's common stock (the Purchase Agreement). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the Effective Date. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000 shares, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.5 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the Purchase Agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases.

Under applicable rules of the Nasdaq Capital Market, in no event may the Company issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the Purchase Agreement (the Exchange Cap), unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Purchase Agreement equals or exceeds $2.20 per share, such that issuances and sales of the common stock to Lincoln Park under the Purchase Agreement would be exempt from the Exchange Cap limitation under applicable Nasdaq rules.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if doing so would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds, if any, under the Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park. The Company intends to use any net proceeds from the sale of its common stock to Lincoln Park to advance its growth strategy and for general corporate purposes. On the Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee and, upon the available amount being reduced to an amount equal to or less than $20.0 million, the Company will be required to issue 61,426 shares (collectively, the Commitment Shares).

The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the common stock. Although the Company has agreed to reimburse Lincoln Park for a limited portion of the fees it incurred in connection with the Purchase Agreement, the Company did not pay any additional amounts to reimburse or otherwise compensate Lincoln Park in connection with the transaction, other than the issuance of the Commitment Shares.

Centennial Valley Properties I, LLC Lease Agreement

On March 11, 2022, the Company entered into a Lease Agreement (the Lease) with Centennial Valley Properties I, LLC, a Colorado limited liability company (the Landlord) for office and laboratory space located at 919 West Dillion Road; Louisville, Colorado (the Leased Premises). The purpose of the Lease is to replace the Company’s current leased premises at 2970 Wilderness Place, Suite 100 in Boulder, Colorado and the Company intends to move its corporate headquarters to the Leased Premises by mid-2023.

The initial term of the Lease will extend twelve years (the Initial Term) from the commencement date, which is the earlier of: (i) the Company conducting revenue generating business (as defined in the Lease), or (ii) April 1, 2023 (the Commencement Date), unless earlier terminated in accordance with the Lease. The Company has two renewal options to extend the term of the Lease for an additional seven or ten year terms for each renewal.

Under the Lease, the Company will lease approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to $326,000 per month, plus certain operating expenses and taxes. The Company's obligation to pay base rent shall be abated, commencing as of the Commencement Date and ending on and including the date that is 12 months after the Commencement Date (the Abated Rent Period). Further, the Company's obligation to pay base rent with respect to a portion of the area of the Lease Premises equal to 19,980 square feet shall be abated (the Partial Abated Rent), commencing as of the day after the end of the Abated Rent Period and ending on and including the date that is 24 months after the Commencement Date (the Partial Abated Rent Period). Pursuant to a work letter entered by the parties in connection with the Lease, the Landlord will contribute an aggregate of $18.8 million toward the cost of construction and improvements for the Leased Premises and the Company exercised its option for an additional tenant improvement allowance of up to $25.00 per rentable square foot (the Extra Allowance Amount). The Company will repay the Extra Allowance Amount actually funded by the Landlord in equal monthly payments with an interest rate of 6% per year over the Initial Term excluding any part of the Abated Rent Period or Partial Abated Rent Period, which shall start to accrue on the date that the Landlord first disburses the Extra Allowance Amount.

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature, including maintaining a $5.0 million letter of credit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations under the Lease. The $5.0 million letter of credit has to be cash collateralized by the Company through a restricted cash account for the benefit of the Landlord.