Form 10-Q
period 2022-03-31
BIODESIX INC
filed 2022-05-11
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 5, 2022, the registrant had 39,790,784 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on March 14, 2022. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, results of operations, business strategy and plans, and objectives of management for future operations, as well as statements regarding industry trends, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors, and assumptions described under the section titled “Risk Factors” in this Report and in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, regarding, among other things:

•
the impact of a pandemic, epidemic, or outbreak of an infectious disease in the United States or worldwide, including the continuing spread of COVID-19 (including notable and severe mutations of the virus) may have a material adverse effect on our operations, our ability to generate revenues and income, and our ability to maintain compliance with our debt covenants and, under certain circumstances, remain a going concern;
•
our inability to achieve or sustain profitability;
•
our unaudited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern;
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
•
third-party suppliers, including courier services, contract manufacturers and single source suppliers, making us vulnerable to supply problems and price fluctuations;
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

ii

•
cost-containment efforts of our customers, purchasing groups and integrated delivery networks having a material adverse effect on our sales and profitability;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$16,427	$32,712
Accounts receivable, net of allowance for doubtful accounts of $100 and $158	3,774	3,656
Other current assets	7,032	7,245
Total current assets	27,233	43,613
Non‑current assets
Property and equipment, net	4,028	4,179
Intangible assets, net	11,131	11,617
Operating lease right-of-use assets	2,219	—
Goodwill	15,031	15,031
Other long-term assets	2,009	1,657
Total non‑current assets	34,418	32,484
Total assets	$61,651	$76,097

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,120	$1,662
Accrued liabilities	6,173	7,665
Deferred revenue	2,499	1,850
Current portion of operating lease liabilities	1,110	—
Current portion of contingent consideration	17,821	17,764
Current portion of notes payable	51	19
Other current liabilities	37	—
Total current liabilities	29,811	28,960
Non‑current liabilities
Long‑term notes payable, net of current portion	10,055	9,993
Long-term operating lease liabilities	1,177	—
Contingent consideration	12,212	16,028
Other long-term liabilities	615	1,389
Total non‑current liabilities	24,059	27,410
Total liabilities	53,870	56,370
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 (2022 and 2021) shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 31,889,317 (2022) and 30,789,649 (2021) shares issued and outstanding	32	31
Additional paid‑in capital	325,308	321,669
Accumulated deficit	(317,559)	(301,973)
Total stockholders' equity	7,781	19,727
Total liabilities and stockholders' equity	$61,651	$76,097

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$6,548	$28,866
Operating expenses:
Direct costs and expenses	3,235	18,218
Research and development	3,206	3,321
Sales, marketing, general and administrative	14,487	11,927
Change in fair value of contingent consideration	—	983
Impairment loss on intangible assets	81	—
Total operating expenses	21,009	34,449
Loss from operations	(14,461)	(5,583)
Other (expense) income:
Interest expense	(1,137)	(651)
Loss on debt extinguishment	—	(728)
Other income, net	12	1
Total other expense	(1,125)	(1,378)

Net loss	$(15,586)	$(6,961)
Net loss per share, basic and diluted	(0.50)	(0.26)
Weighted-average shares outstanding, basic and diluted	31,070	26,604

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' Equity

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2021	30,790	$31	$321,669	$(301,973)	$19,727
Issuance of common stock under employee stock purchase plan	99	—	202	—	202
Issuance of common stock for deferred offering costs	184	—	600	—	600
Issuance of common stock, net of discounts and commissions	709	1	1,416	—	1,417
Exercise of stock options	107	—	75		75
Stock‑based compensation	—	—	1,346	—	1,346
Net loss	—	—	—	(15,586)	(15,586)
Balance ‑ March 31, 2022	31,889	$32	$325,308	$(317,559)	$7,781

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2020	26,562	$27	$299,953	$(258,814)	$41,166
Exercise of stock options	223	—	475	—	475
Stock‑based compensation	—	—	1,752	—	1,752
Net loss	—	—	—	(6,961)	(6,961)
Balance ‑ March 31, 2021	26,785	$27	$302,180	$(265,775)	$36,432

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(15,586)	$(6,961)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	908	746
Amortization of lease right-of-use assets	280	—
Loss on debt extinguishment	—	728
Stock‑based compensation expense	1,346	1,752
Change in contingent consideration	—	983
Provision for doubtful accounts	(39)	193
Accrued interest, amortization of debt issuance costs and other	1,006	65
Inventory excess and obsolescence	379	—
Impairment loss on intangible assets	81	—
Changes in operating assets and liabilities:
Accounts receivable	(78)	(3,256)
Other current assets	(166)	1,068
Other long-term assets	466	224
Accounts payable and other accrued liabilities	(1,304)	(5,744)
Deferred revenue	(124)	(1,124)
Current and long-term operating lease liabilities	(268)	—
Net cash and cash equivalents and restricted cash used in operating activities	(13,099)	(11,326)

Cash flows from investing activities
Purchases of property and equipment	(262)	(466)
Patent costs and intangible asset acquisition, net	(90)	(50)
Net cash and cash equivalents and restricted cash used in investing activities	(352)	(516)

Cash flows from financing activities
Proceeds from the issuance of common stock	1,599	—
Proceeds from issuance of common stock under employee stock purchase plan	202	—
Proceeds from exercise of stock options	75	475
Payment of contingent consideration	(4,625)	—
Proceeds from term loan and notes payable	103	30,000
Repayment of term loan and notes payable	(11)	(25,416)
Equity financing costs	(141)	—
Deferred offering costs	(30)	—
Payment of debt issuance costs	—	(108)
Other	(6)	—
Net cash and cash equivalents and restricted cash (used in) provided by financing activities	(2,834)	4,951
Net decrease in cash and cash equivalents and restricted cash	(16,285)	(6,891)
Cash, cash equivalents, and restricted cash ‑ beginning of period	32,798	62,306
Cash, cash equivalents, and restricted cash ‑ end of period	$16,513	$55,415

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Three Months Ended March 31,
	2022	2021
Common stock issued for deferred offering costs	$600	$—
Deferred offering costs amortized against Additional paid-in capital	18	—
Deferred offering costs included in Accrued liabilities	85	—
Equity financing costs included in Accrued liabilities	24	—
Operating lease right-of-use assets obtained in exchange for lease liabilities	2,497	—
Finance lease right-of-use assets obtained in exchange for lease liabilities	123	—
Cash paid for interest	223	577
Cash paid for income taxes	—	—

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

Blood-Based Lung Tests

The Company offers five blood-based lung cancer tests across the lung cancer continuum of care:

Diagnosis

•
Nodify XL2® and Nodify CDT® tests, marketed as our Nodify Lung® Nodule Risk Assessment testing strategy, assess the risk of lung cancer to help identify the most appropriate treatment pathway. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules.

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
•
GeneStrat NGS™ (NGS) test, also marketed as part of our new IQLung testing strategy, our 72-hour blood-based NGS test, was launched in November 2021 to a select group of physicians, with national launch in January 2022. The 52-gene panel includes guideline recommended mutations to help physicians treating advanced-stage lung cancer patients identify targeted therapy mutations, such as EGFR, ALK, KRAS, MET, NTRK, ERBB2, and others, and delivers them in an expedited timeframe so patient treatment can begin sooner.

COVID-19 Tests

We operate and have commercialized the Biodesix WorkSafe testing program, under which the Company offers three SARS-CoV-2 tests:

•
Bio-Rad SARS-CoV-2 ddPCR test, which is FDA EUA authorized to be performed by Clinical Laboratory Institute Amendments (CLIA) authorized laboratories that perform high complexity tests. The ddPCR test is designed to detect the presence of infection by the SARS-CoV-2 virus.
•
Platelia SARS-CoV-2 Total Ab test, which is an antibody test, FDA EUA authorized, intended for detecting a B-cell immune response to SARS-CoV-2, indicating recent or prior infection.
•
cPass™ SARS-CoV-2 Neutralization Antibody test, which is the first blood-based surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the receptor binding domain (RBD) in the spike protein of SARS-CoV-2 that are produced in response to a previous SARS-CoV-2 infection. This test was commercially introduced in partnership with GenScript Biotech Corporation.

BIODESIX, INC.

Notes to Condensed Financial Statements

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information and reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying Condensed Financial Statements should be read in conjunction with the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted. The Condensed Balance Sheet as of December 31, 2021 was derived from the audited financial statements.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic negatively affected, and we expect will continue to negatively affect, our lung diagnostic testing-related revenue and our clinical studies.

As of March 31, 2022, we maintained cash and cash equivalents of $16.4 million and we have $10 million in principal balance outstanding on our 2021 Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which include lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources, including the debt and equity funding and amendments to the 2021 Term Loan and Integrated Diagnostics, Inc. (Indi) Agreement subsequent to March 31, 2022, and needs and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

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

Based on our current operating plan, unless we raise additional capital (debt or equity) or obtain a waiver from complying with such financial covenants, we expect that we will be unable to maintain our financial covenants under our 2021 Term Loan during the next twelve months, which could result in an Event of Default, as defined, causing an acceleration and repayment of the outstanding balance. We have taken steps to improve our liquidity through raising equity capital during 2022, amendments to our 2021 Term Loan and have also undertaken several proactive measures to mitigate the financial and operational impacts of the COVID-19 pandemic through the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our financial covenants. Subsequent to March 31, 2022, we entered into a $25.0 million debt facility with funding for up to $25.0 million in two tranches. On May 9, 2022, we closed on the first tranche for gross proceeds of $15.0 million (approximately $13.0 million, net, after deducting estimated debt issuance costs and original issue discounts (OID)). We also amended the Indi Agreement to delay near term cash requirements and extend the period of milestone payments. To maintain an adequate amount of available liquidity and execute our current operating plan, we will need to continue to raise additional funds from external sources, such as through the issuance of equity or debt securities; however, we have not secured such funding at the time of this filing and any such financing activities are subject to market conditions. If we do raise additional capital through public or private equity offerings, the ownership

BIODESIX, INC.

Notes to Condensed Financial Statements

interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

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

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit cards. The Company had $0.1 million as of March 31, 2022 and December 31, 2021, respectively reported within 'Other current assets' in the balance sheets.

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

For a discussion of credit risk concentration of accounts receivable as of March 31, 2022 and December 31, 2021, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the balance sheet and was $2.6 million and $2.9 million as of March 31, 2022 and December 31, 2021, respectively.

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

BIODESIX, INC.

Notes to Condensed Financial Statements

See Note 4 — Fair Value for further discussion related to estimated fair value measurements.

Note 3 - Recently Issued Accounting Standards

Recently adopted accounting standards

In February 2016, the FASB issued Account Standard Update (ASU) No. 2016-2, Leases (ASC 842). This ASU intends to make accounting for leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases accounted for as operating leases. In addition to other related amendments, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. The Company elected this transition method and adopted ASC 842 on January 1, 2022 and as a result, recorded operating lease right-of-use (ROU) assets of $1.3 million, including offsetting deferred rent of $0.1 million, along with the associated operating lease liabilities of $1.3 million. On January 1, 2022, the Company did not have any finance leases. The adoption of ASC 842 did not result in a cumulative effect adjustment to beginning retained earnings, and did not materially affect the Company's statement of operations, statement of stockholders' equity or statement of cash flows for the three month period ended March 31, 2022.

In addition, the Company elected the following practical expedients permitted under the transition guidance within the new standard:

•
Package of practical expedients which allows the Company to carry forward the historical lease classification;
•
Hindsight practical expedient which allows the Company to use hindsight in determining the lease term, in assessing purchase options, and in assessing impairment of ROU assets;
•
Short-term lease practical expedient which allows the Company to capitalize only those leases with an initial term of twelve months or more, and;
•
The practical expedient to account for lease and non-lease components (such as common area maintenance, utilities, insurance and taxes) as a single lease component for all classes of underlying assets.

Management determines if an arrangement is a lease at inception or upon modification of a contract. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. When determining whether a lease is a finance lease or an operating lease, ASC 842 does not specifically define criteria to determine the “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, Management continues to use (i) 75% or greater to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) 90% or greater to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset.

ROU assets represent the Company's right to use an underlying asset for the lease term. Lease liabilities represent the Company's obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses either the rate implicit in the lease or its incremental borrowing rate, as applicable, based on the information available at lease commencement date. The Company applies the estimated incremental borrowing rates on a lease-by-lease level based on the economic environment associated with the lease. The operating lease ROU asset also includes any lease prepayments, net of lease incentives. Certain of the Company's leases include options to extend or terminate the lease. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal and termination options that may exist to determine whether we will renew or terminate the lease, as such, we generally do not include renewal or termination options in our lease terms for calculating our lease liability, as the options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at the time of the lease commencement. The Company's lease agreements do not contain any material residual value guarantees or restrictive covenants. Lease expense for lease payments of operating leases is recognized on a straight-line basis over the term of the lease. The Company uses the long-lived assets impairment guidance to determine recognition and measurement of an ROU asset impairment, if any. The Company monitors for events or changes in circumstances that require a reassessment.

Additional information and disclosures required by this new standard are contained in Note 7 — Leases.

Standards Being Evaluated

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

BIODESIX, INC.

Notes to Condensed Financial Statements

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the balance sheets, which may differ from their respective fair values. The fair values of outstanding borrowings, which are classified as Level 2, approximate their carrying values as of March 31, 2022 and December 31, 2021, based on interest rates currently available for similar borrowings and were (in thousands):

	As of
	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$10,106	$10,106	$10,012	$10,012

The financial liabilities that are measured and recorded at estimated fair value on a recurring basis consist of our contingent consideration associated with our acquisition of Indi which is accounted for as a liability and remeasured through our statements of operations.

The table below presents the reported fair values of contingent consideration, which is classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

Description	March 31, 2022	December 31, 2021
Current portion of contingent consideration	$17,821	$17,764
Contingent consideration	12,212	16,028
Total contingent consideration	$30,033	$33,792

The following table presents the changes in contingent consideration for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
Level 3 Rollforward	2022	2021
Beginning balances - January 1	$33,792	$29,932
Changes in fair value	—	983
Interest expense	866	—
Payments of contingent consideration	(4,625)	—
Ending balances - March 31	$30,033	$30,915

Contingent Consideration

In connection with the acquisition of Indi in 2018, the Company recorded contingent consideration for amounts contingently payable to Indi's selling shareholders pursuant to the terms of the asset purchase agreement (the Indi APA). The contingent consideration arrangement requires additional consideration to be paid by the Company to such shareholders upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date. Under the terms of the original agreement, when the gross margin target was met the Company was required to issue 2,520,108 shares of common stock. For the six months following the achievement of the gross margin target, Indi had the option to require the Company to redeem these common shares for $37.0 million in cash over eight equal quarterly installments. If Indi elected to not exercise its option, the Company had 12 months to repurchase the common stock in two equal and consecutive quarterly cash installments totaling $37.0 million.

The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. The Company entered into an amendment to the original agreement in August 2021 in which all parties agreed to forgo the issuance of common stock and agreed that the Company will in lieu thereof make six quarterly installments of approximately $4.6 million each beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million. The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement. Our ability to make these payments are subject to consent from our lender under the 2021 Term Loan and related amendments (see Note 6 - Debt). We obtained consent from our lender and subsequently made the first and second milestone payments of $4.6 and $2.0 million in January 2022 and April 2022, respectively. See Note 14 – Subsequent Events for further amendments to the milestone payments subsequent to March 31, 2022.

The significant unobservable inputs used in the measurement of fair value include the probability of successful achievement of the specified product gross margin targets, the period in which the targets were expected to be achieved, and discount rates which ranged

BIODESIX, INC.

Notes to Condensed Financial Statements

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

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Lab equipment	$6,802	$6,784
Leasehold improvements	2,355	2,339
Computer equipment	803	700
Furniture and fixtures	391	391
Software	600	600
Vehicles	97	97
Construction in process	142	17
	11,190	10,928
Less: accumulated depreciation	(7,162)	(6,749)
Total property and equipment, net	$4,028	$4,179

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.3 million, respectively.

Intangible assets, excluding goodwill, consist of the following (in thousands):

	March 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,747	$(588)	$1,159	$1,755	$(566)	$1,189
Purchased technology	16,900	(7,042)	9,858	16,900	(6,572)	10,328
Intangible assets not subject to amortization
Trademarks	114	—	114	100	—	100
Total	$18,761	$(7,630)	$11,131	$18,755	$(7,138)	$11,617

Amortization expense related to definite-lived intangible assets was $0.5 million for both the three months ended March 31, 2022 and 2021.

BIODESIX, INC.

Notes to Condensed Financial Statements

Future estimated amortization expense of intangible assets is (in thousands):

As of March 31, 2022
Remainder of 2022	$1,491
2023	1,977
2024	1,967
2025	1,962
2026	1,948
2027 and thereafter	1,672
Total	$11,017

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Compensation related accruals	$2,594	$4,029
Accrued clinical trial expense	893	870
Other expenses	2,686	2,766
Total accrued liabilities	$6,173	$7,665

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our 2021 Term Loan which is described in further detail below. Long-term notes payable were as follows (in thousands):

	March 31, 2022	December 31, 2021
2021 Term Loan	$10,000	$10,000
Other	165	75
Unamortized debt discount and issuance costs	(59)	(63)
	10,106	10,012
Less: current maturities	51	19
Long-term notes payable	$10,055	$9,993

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

The Company’s final payment, due at maturity on March 1, 2026, shall include all outstanding principal and accrued and unpaid interest, lender fees and expenses, of which the majority will include a final payment of $2.7 million, and all other sums, if any, that shall have become due and payable hereunder with respect to the 2021 Term Loan. The $2.7 million final payment is being amortized as interest expense over the term of the loan. The Company has the option to prepay, prior to maturity, the total outstanding principal amount plus accrued and unpaid interest, subject to a prepayment penalty of 3% of the principal amount if paid prior to the first anniversary of the Effective Date, 2% of the principal amount if paid on or after the first anniversary but prior to the second anniversary of the Effective Date, 1% of the principal amount if paid on or after the second anniversary but prior to October 19, 2025, and 0% thereafter.

The Company granted the Lender a security interest in substantially all of the Company’s assets. The 2021 Term Loan requires the Company to comply with a minimum liquidity ratio covenant (as defined) by the 2021 Term Loan of not less than 0.95 to 1.00, and had

BIODESIX, INC.

Notes to Condensed Financial Statements

a trailing six month rolling minimum revenue requirement of not less than 70% of the Company’s projected revenue performed at the end of each reporting period. On September 30, 2021, we entered into the Consent and First Amendment to Loan and Security Agreement (the 2021 Term Loan Amendment) to, among other things, amend our 2021 Term Loan to eliminate the revenue covenant for the period ended September 30, 2021 and modify the revenue covenant threshold for the three month period ended December 31, 2021. In addition, we agreed to establish a restricted cash collateral account for $15 million for the benefit of our lender if the balance of our cash and cash equivalents declined below $40 million. On December 31, 2021, we entered into the Consent and Second Amendment to Loan and Security Agreement (the 2021 Term Loan Second Amendment) to, among other things, amend our 2021 Term Loan and First Amendment to: (i) obtain consent for the $4.6 million January 2022 milestone payment under the Indi APA, (ii) repay $20 million in outstanding principal on December 31, 2021, (iii) waive the $600,000 prepayment fee on the $20 million Term Loan repayment, (iv) waive the minimum revenue covenant as of December 31, 2021, and (v) modify the minimum revenue requirement to not less than 75% for the three months ended March 31, 2022 and not less than 75% on a trailing six month rolling basis for each quarter thereafter of the Company’s projected revenue performed at the end of each reporting period. The Lender agreed to apply the full amount of funds previously established within the restricted cash collateral account to partially repay the $20 million in outstanding principal, thereby eliminating the restricted cash collateral account. See Note 14 – Subsequent Events for further amendments to the 2021 Term Loan subsequent to March 31, 2022.

The 2021 Term Loan contains certain covenants limiting the ability of the Company to, among other things, incur future debt, transfer assets except for the ordinary course of business, make acquisitions, pay dividends or make other certain restricted payments, or sell assets, subject to certain exceptions, without the prior written consent of the Lender. Failure to comply with the covenants and loan requirements may result in an event of default. As of March 31, 2022, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. In the event of a default, including, among other things, our failure to make any payment when due or our failure to comply with any covenant under the 2021 Term Loan, the Lender may elect to declare all amounts outstanding to be immediately due and payable, and may proceed against the collateral granted to them to secure such indebtedness, including a royalty-free license or other right to use all of our intellectual property without charge.

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of March 31, 2022
Remainder of 2022	$36
2023	49
2024	4,050
2025	4,824
2026	1,206
2027 and thereafter	—
Total	$10,165

Note 7 - Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. The Company leases its headquarters and laboratory facilities in Boulder, Colorado, under a non-cancelable lease agreement for approximately 29,722 square feet that was set to expire in January 2023. In January 2022, the Company amended the agreement to extend the lease agreement through January 2024, resulting in an additional $1.2 million in ROU assets and lease liabilities recorded during the three months ended March 31, 2022. The Company also leases laboratory and office space in De Soto, Kansas, under a non-cancelable lease agreement for approximately 9,066 square feet that expires in October 2023. The Company also holds various copier and storage facility leases under non-cancelable lease agreements that expire in the next one to four years. Operating lease expense was $0.3 million for both the three months ended March 31, 2022 and 2021. As of March 31, 2022, the weighted-average remaining lease term and discount rate associated with our operating leases were 1.8 years and 11%, respectively.

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

BIODESIX, INC.

Notes to Condensed Financial Statements

The initial term of the Lease is twelve years (the Initial Term) from the commencement date, which is the earlier of: (i) the Company conducting revenue generating business (as defined in the Lease), or (ii) April 1, 2023 (the Commencement Date), unless earlier terminated in accordance with the Lease. The Company has two renewal options to extend the term of the Lease for an additional seven or ten year terms for each renewal. As of March 31, 2022, the Lease has not yet commenced under the terms of the agreement nor has the Company begun to account for the Lease Agreement until such time as it is determined that we have met the lease inception date under applicable accounting standards. We expect to recognize the commencement of the Lease for accounting purposes beginning in the second quarter 2022.

Under the Lease, the Company will lease approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Company's obligation to pay base rent shall be abated, commencing as of the Commencement Date and ending on and including the date that is 12 months after the Commencement Date (the Abated Rent Period). Further, the Company's obligation to pay base rent with respect to a portion of the area of the Lease Premises equal to 19,980 square feet shall be abated (the Partial Abated Rent), commencing as of the day after the end of the Abated Rent Period and ending on and including the date that is 24 months after the Commencement Date (the Partial Abated Rent Period). Pursuant to a work letter entered by the parties in connection with the Lease, the Landlord will contribute an aggregate of $18.8 million toward the cost of construction and improvements for the Leased Premises and the Company exercised its option for an additional tenant improvement allowance of up to $25.00 per rentable square foot (the Extra Allowance Amount). The Company will repay the Extra Allowance Amount actually funded by the Landlord in equal monthly payments with an interest rate of 6% per year over the Initial Term excluding any part of the Abated Rent Period or Partial Abated Rent Period, which shall start to accrue on the date that the Landlord first disburses the Extra Allowance Amount.

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature, including maintaining a $5.0 million letter of credit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations under the Lease. The $5.0 million letter of credit has to be cash collateralized by the Company through a restricted cash account for the benefit of the Landlord, which we expect to recognize contemporaneously with the commencement of the Lease for accounting purposes beginning in the second quarter 2022.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of March 31, 2022
Remainder of 2022	$926
2023	1,534
2024	81
2025	3
2026	2
2027 and thereafter	—
Total future minimum lease payments	2,546
Less amount representing interest	(259)
Total lease liabilities	$2,287

Future minimum lease payments, which do not include amounts for common area maintenance, insurance, or taxes, for operating lease obligations in accordance with ASC 840 were as follows (in thousands):

As of
December 31, 2021
2022	$775
2023	149
2024	9
2025	3
2026	1
2027 and thereafter	—
Total	$937

BIODESIX, INC.

Notes to Condensed Financial Statements

Note 8 – Equity

Equity Financing Programs

The Company maintains two facilities that enable equity financing on an ongoing basis at the Company’s sole discretion, our at-the-market offering and our common stock purchase agreement with Lincoln Park Capital Fund, LLC (the LPC facility). During the three months ended March 31, 2022, the Company raised approximately $1.6 million ($1.5 million, after deducting underwriting discounts and commissions and offering expenses payable) in gross proceeds from the sale of 708,752 common shares at a weighted average price per share of $2.26 under these programs. As of March 31, 2022, the Company had remaining available capacity for share issuances of approximately $32.8 million under the at-the-market facility and up to $49.2 million under the LPC facility, each subject to the restrictions and limitations of the underlying facilities, as applicable. See Note 14 – Subsequent Events for information regarding further equity financing subsequent to March 31, 2022.

Common Stock Purchase Agreement

On March 7, 2022 (the Effective Date), the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (Lincoln Park), pursuant to which Lincoln Park has committed to purchase up to $50.0 million of the Company's common stock (the Purchase Agreement). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the Effective Date. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000 shares, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.5 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the Purchase Agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases.

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

Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds, if any, under the Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park. The Company intends to use any net proceeds from the sale of its common stock to Lincoln Park to advance its growth strategy and for general corporate purposes. On the Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee (the Initial Commitment Shares) for which the Company did not receive consideration and, upon the available amount being reduced to an amount equal to or less than $20.0 million, the Company will be required to issue 61,425 shares (the Additional Commitment Shares and together with the Initial Commitment Shares, collectively, the Commitment Shares). The Initial Commitment Shares issued were valued at $600,000 and are included on the balance sheet in 'Other long-term assets'. In addition to the Initial Commitment Shares, the Company recorded $115,000 of due diligence expenses and legal fees as deferred offering costs. The deferred offering costs will be charged against 'Additional paid-in capital' upon future proceeds from the sale of common stock under the Purchase Agreement. During the three months ended March 31, 2022, $18,000 of deferred offering costs were charged against 'Additional paid-in capital' with $697,000 remaining as of March 31, 2022.

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

BIODESIX, INC.

Notes to Condensed Financial Statements

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s IPO in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of March 31, 2022.

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

Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Diagnostic tests	$5,633	$27,195
Services	915	1,671
Total revenue	$6,548	$28,866

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the statements of operations. Of the $1.9 million in ‘Deferred revenue’ recorded in the balance sheet as of December 31, 2021, $0.3 million was recognized in revenues during the three months ended March 31, 2022, $0.1 million was added to ‘Deferred revenue’ for up-front cash payments received for which the revenue recognition criteria have not been met and $0.8 million was reclassified from non-current deferred revenue. The ‘Deferred revenue’ of $2.5 million recorded in the balance sheet as of March 31, 2022 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of March 31, 2022 and December 31, 2021, the Company had zero and $0.8 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue, and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2022	2021
The Big Ten Conference	—	58%

BIODESIX, INC.

Notes to Condensed Financial Statements

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 41% and 7% of the Company’s total revenue for the three months ended March 31, 2022 and 2021, respectively. The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company does not perform evaluations of customers' financial condition and does not require collateral.

The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	March 31, 2022	December 31, 2021
Medicare	40%	30%
Janssen Research and Development, LLC	16%	14%
LabCorp DD (formerly Covance)	6%	11%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of March 31, 2022, 599,585 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Pre-tax share-based compensation expense reported in the Company’s statements of operations was (in thousands):

	Three Months Ended March 31,
	2022	2021
Direct costs and expenses	$15	$—
Research and development	88	268
Sales, marketing, general and administrative	1,243	1,484
Total	$1,346	$1,752

The remaining unrecognized stock‑based compensation expense for options and restricted stock units was approximately $9.7 million as of March 31, 2022, and is expected to be amortized to expense over the next 3.5 years.

Stock Option Activity

Stock option activity during the three months ended March 31, 2022, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2022	2,878	$8.08	7.7	$6,288
Granted	235	3.69	—	—
Forfeited/canceled	(70)	9.25	—	—
Exercised	(107)	0.70	—	—
Outstanding ‑ March 31, 2022	2,936	$7.97	7.7	$1,197
Exercisable - March 31, 2022	1,610	$5.97	7.0	$799

BIODESIX, INC.

Notes to Condensed Financial Statements

Restricted Stock Unit Activity

Restricted stock unit activity during the three months ended March 31, 2022 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2022	151	$5.30
Granted	890	3.69
Forfeited/canceled	—	—
Vested	—	—
Outstanding ‑ March 31, 2022	1,041	$3.92

Bonus-to-Options Program

As part of the Bonus-to-Options Program (Bonus Option Program), the Company recorded the following activity during the three months ended March 31, 2022 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2022	373	$17.00	7.5	$76
Granted	244	2.29	—	—
Forfeited/canceled	(14)	20.89	—	—
Exercised	—	—	—	—
Outstanding ‑ March 31, 2022	603	$10.96	8.5	$—
Exercisable - March 31, 2022	603	$10.96	8.5	—

During the three months ended March 31, 2022 and 2021, the Company accrued $0.3 million and $0.5 million related to the estimate of the Bonus Option Program, respectively. Options granted, if any, pertaining to the performance of the Bonus Option Program are typically approved and granted in first quarter of the year following completion of the fiscal year.

Employee Stock Purchase Plan

A total of 338,106 shares of our common stock have been reserved for issuance under the Employee Stock Purchase Plan (ESPP). The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. As of March 31, 2022, 142,680 shares have been issued under the ESPP leaving 195,426 shares remaining for future issuance.

Note 11 – Net Loss per Common Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net loss attributable to the common stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings or losses of the Company.

Basic and diluted loss per share for the three months ended March 31, 2022 and 2021 were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss attributable to common stockholders	$(15,586)	$(6,961)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	31,070	26,604
Net loss per share, basic and diluted	$(0.50)	$(0.26)

BIODESIX, INC.

Notes to Condensed Financial Statements

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	3,539	2,908
Shares committed under ESPP	12	—
Warrants	103	103
Restricted stock units	1,041	79
Total	4,695	3,090

Note 12 - Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three months ended March 31, 2022 and 2021.

Note 13 – Commitments and Contingencies

Co‑Development Agreement

In April 2014 and amended in October 2016, the Company entered into a worldwide agreement with AVEO to develop and commercialize AVEO's hepatocyte growth factor inhibitory antibody ficlatuzumab with the Company's proprietary companion diagnostic test, BDX004, a version of the Company’s serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced non-small cell lung cancer (NSCLC). Under the terms of the agreement, AVEO will conduct a proof of concept (POC) clinical study of ficlatuzumab for NSCLC in which BDX004 will be used to select clinical trial subjects (the NSCLC POC Trial). Under the agreement, the Company and AVEO would share equally in the costs of the NSCLC POC Trial, and each would be responsible for 50% of development and regulatory costs associated with all future clinical trials agreed upon by the Company and AVEO. The Company and AVEO continue to conduct POC clinical trials of ficlatuzumab in combination with BDX004.

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the Effective Date). In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a potential registrational Phase 3 clinical trial for ficlatuzumab in the first half of 2023. The Company had $0.1 million in remaining obligations related to the AVEO agreement as of March 31, 2022. Following the Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. There were no expenses related to this agreement for the three months ended March 31, 2022 and 2021.

License Agreements

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. As further consideration for the non-exclusive license, the Company agreed to pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. On May 24, 2021, the Company entered into the First Amendment to the Non-Exclusive License Agreement with Bio-Rad which amended the Bio-Rad License such that, effective May 1, 2021, the Company will no longer pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. The Bio-Rad License expires in August 2024. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement. There were no expenses related to this agreement for the three months ended March 31, 2022 and 2021 were not significant.

On May 13, 2021 (Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License for the three months ended March 31, 2022 was insignificant.

BIODESIX, INC.

Notes to Condensed Financial Statements

As part of the acquisition of the assets of Oncimmune USA, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to an acquired diagnostic test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Royalty expenses were $0.2 million for both the three months ended March 31, 2022 and 2021.

Litigation, Claims and Assessments

From time to time, we may become involved in legal proceedings or investigations which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. In September 2021, we reached a settlement agreement with the plaintiffs, which received preliminary approval from the Circuit Court of the City of St. Louis, State of Missouri (the Court) on November 10, 2021 regarding a dispute involving the Telephone Consumer Protection Act (TCPA). On January 31, 2022, the Court approved the final settlement payment to third parties of approximately $210,000 which was accrued as a legal contingency during the year ended December 31, 2021 and subsequently paid in February 2022. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Note 14 – Subsequent Events

The Company continues to address our liquidity needs through improvements to our capital structure. Subsequent to March 31, 2022, the Company entered into: (i) a private placement that raised approximately $11.7 million in net equity proceeds, (ii) an amendment and partial repayment of our 2021 Term Loan, (iii) modifications to extend payment terms under the Indi APA, (iv) common stock sales raising additional funds through our at-the-market facility, and (v) the closing of a $25.0 million debt facility with funding for up to $25.0 million occurring in two tranches. On May 9, 2022, we closed on the first tranche for gross proceeds of $15.0 million (approximately $13.0 million, net, after deducting estimated debt issuance costs and OID). Each of the strategic initiatives described above is detailed further below.

Subscription Agreements

On April 7, 2022, the Company entered into subscription agreements (the Subscription Agreements) with a consortium of investors (the Investors), including three members of our Board of Directors and other existing shareholders of the Company, for the issuance and sale by the Company of an aggregate of 6,508,376 shares of the Company’s common stock (the Shares) in an offering (the Private Placement). The three members of our Board of Directors acquired an aggregate of 3,631,284 shares pursuant to the form of a Subscription Agreement that did not include any registration rights. The remaining 2,877,092 shares were acquired by others pursuant to the form of a Subscription Agreement whereby we agreed to file, subject to certain exceptions, a shelf registration statement with respect to resales of such shares with the Securities and Exchange Commission no later than 60 days from April 7, 2022.

Pursuant to the Subscription Agreements, the Investors purchased shares at a purchase price (determined in accordance with Nasdaq rules relating to the “Minimum Value” of the Company’s common stock) of $1.79 per share, which is equal to the closing price of the Company's common stock on April 7, 2022, for an aggregate purchase price of approximately $11.7 million. The Subscription Agreements include customary representations, warranties and covenants by the parties to the agreement.

2021 Term Loan Amendment and Partial Repayment

On April 7, 2022, the Company entered into the Consent and Third Amendment to Loan and Security Agreement (the 2021 Term Loan Third Amendment) by and between SVB and the Company, as borrower, whereby subject to the terms and conditions of the 2021 Term Loan Third Amendment, certain waivers and consents were provided.

Under the terms of the 2021 Term Loan Third Amendment, the Company agreed to the repayment of $3.0 million in outstanding principal in April 2022 with an additional $2.0 million to be paid no earlier than May 15, 2022, which could be extended to September 30, 2022, subject to debt or equity fund raising of at least $15 million, inclusive of the $11.7 million in funding through the Subscription Agreements noted above, in exchange for the following:

•
Consent for a $2.0 million April 2022 mutually agreed upon milestone payment under the Indi APA, as amended;
•
Waiver of minimum revenue requirement for the three months ended March 31, 2022 and adjustment of remaining revenue milestones for 2022; and
•
Waiver and elimination of the prepayment fee on the $3.0 million 2021 Term Loan partial repayment in April 2022 and subsequent $2.0 million principal repayment.

As of the date of this filing, the Company raised sufficient debt and equity funding to extend the remaining $2.0 million principal repayment from the 2021 Term Loan Third Amendment to September 30, 2022.

BIODESIX, INC.

Notes to Condensed Financial Statements

Integrated Diagnostics, Inc. Asset Purchase Agreement Amendment

On April 7, 2022, the Company entered into Amendment No. 3 to Asset Purchase Agreement and Plan of Reorganization (the Third Amendment), dated June 30, 2018 by and among Integrated Diagnostics, Inc. and IND Funding LLC (collectively, Indi) as amended by Amendment No. 1 to Asset Purchase Agreement and Plan of Reorganization dated as of July 29, 2021 (the First Amendment) and Amendment No. 2 to Asset Purchase Agreement and Plan of Reorganization dated as of August 9, 2021 (the Second Amendment, as amended collectively, the APA Agreement) in order to reduce and extend the payment terms associated with the Company's contingent consideration balance payable to Indi.

The modification of key terms under the Third Amendment to the APA Agreement include, among other things, the following:

•
Make five quarterly installment payments of $2.0 million beginning in April 2022, three quarterly installment payments of $3.0 million beginning in July 2023, followed by a payment of $5.0 million and $8.375 million in April 2024 and July 2024, respectively (each an Installment Payment);
•
Exit fee payment of $6.075 million in October 2024;
•
Interest shall accrue on the excess of the original payment schedule and the aggregate amount of the Installment Payments paid as of any date, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following Installment Payment date;
•
We may choose to pre-pay milestone payments at any time with no pre-payment penalty.

At-the-Market Offering

In April 2022, the Company raised approximately $2.7 million in gross proceeds from the sale of 1,349,139 common shares at a weighted average price per share of $2.04 in an at-the-market offering. The Company received net proceeds of $2.7 million, after deducting underwriting discounts and commissions and offering expenses payable of approximately $80,000.

Securities Purchase Agreement

On May 9, 2022 (the First Closing Date), the Company entered into a securities purchase agreement (the SPA) with Streeterville Capital, LLC (the Lender), pursuant to which, among other things, the Lender: (i) purchased a secured convertible promissory note (Promissory Note One) in the aggregate principal amount totaling $16,025,000 in exchange for $15,000,000 less certain expenses and (ii) agreed to purchase another secured promissory note at the Company’s election (Promissory Note Two and, together with Promissory Note One, the Promissory Notes), subject to certain conditions precedent in aggregate principal amount totaling $10,250,000 in exchange for $10,000,000. Each of the Promissory Notes shall, at the Company's option, be convertible into shares of common stock, $0.001 par value per share, of the Company (the Common Stock), upon the terms and subject to the limitations and conditions set forth in the Promissory Notes. The Company's net proceeds from the issuance of Promissory Note One were approximately $13.0 million, after deducting estimated debt issuance costs and OID, and intends to use the proceeds from such issuance for general corporate purposes.

The Company’s election associated with Promissory Note Two is subject to the Company satisfying, among other things, the following conditions: (i) within 9 months following the First Closing Date, the Company will repay in full all outstanding obligations under the SVB 2021 Term Loan, (ii) Company shall have received no less than $5.6 million in proceeds from the sale (not attributable to Lender or its affiliates) of new equity securities during the period beginning on the First Closing Date and ending on January 31, 2023 (the Second Closing Date), (iii) on or before the Second Closing Date, Company shall have met or exceeded Revenue Milestone 1 (as defined in the Promissory Notes), (iv) the aggregate market value of the Company’s common stock and any other equity securities held by persons that are not affiliates of the Company on the Second Closing Date shall be greater than or equal to $75.0 million or (b) received no less than $20.0 million in additional proceeds from the sale (not attributable to Lender or its affiliates) of new equity securities in the Company not counting those proceeds set forth in item (ii) above (for total proceeds of no less than $25.6 million during the period beginning on the First Closing Date and ending on the Second Closing Date; (v) as of the Second Closing Date, Company is in good standing with Nasdaq Stock Market (the NASDAQ) and has not received any notice of non-compliance; (vi) Company shall be current in its payments to Indi, and (vii) there being no Trigger Event (as defined in the Promissory Notes) under Promissory Note One. If Promissory Note Two is issued, the terms of Promissory Note One and Note Two will be substantively identical.

Under the SPA, the parties provided customary representations and warranties to each other. Also, until amounts due under the Promissory Notes are paid in full, the Company agreed, among other things, to: (i) timely make all filings under the Securities Exchange Act of 1934, (ii) ensure the Common Stock continues to be listed on the NASDAQ or New York Stock Exchange, (iii) not enter into any agreement or otherwise agree to any covenant, condition, or obligation that locks up, restricts in any way or otherwise prohibits Company: (a) from entering into a variable rate transaction with Lender or any affiliate of Lender, or (b) from issuing Common Stock, preferred stock, warrants, convertible notes, other debt securities, or any other Company securities to Lender or any affiliate of Lender, (iv) will not make any Restricted Issuances (as defined in the Promissory Notes) without Lender’s prior written consent, which consent

BIODESIX, INC.

Notes to Condensed Financial Statements

may be granted or withheld in Lender’s sole and absolute discretion (v) within 9 months following the First Closing Date, the Company will repay in full all outstanding obligations under the SVB 2021 Term Loan, (vi) beginning on April 1, 2023, Company shall maintain a minimum liquidity balance of at least $3.0 million (which liquidity balance shall only include cash, cash equivalents and accounts receivable), and (vii) offer the Lender the right to purchase up to 30% of future equity and debt securities offerings, subject to certain exceptions and limitations. The Company also agreed under the SPA to reserve with the Company’s transfer agent 37.0 million shares of Common Stock for potential issuance under the Promissory Notes for shares that may be delivered in connection with the redemption right, which reservation may be increased and decreased in certain circumstances.

The Promissory Notes have an interest rate of 6% per annum. The maturity date of each Promissory Note is 24 months from the issuance date of such Note (the Maturity Date). Promissory Note One was issued with an OID of $1,025,000 while Promissory Note Two, if issued, will be subject to an OID of $250,000 subject to certain contingencies which could increase the OID by an additional $512,500. The Promissory Notes are eligible for early prepayment, at the Company’s election, subject to a premium of 10% of the outstanding balance.

Beginning on the date that is nine months after the issuance date of the applicable Promissory Note, the Lender has the right to redeem up to $1,425,000 and $950,000 of the outstanding balance of Promissory Note One and Promissory Note Two per month, respectively. Payments may be made by the Company, at the Company’s option, either in (a) in cash, or (b) in the form of shares of Common Stock with the number of redemption shares being equal to the portion of the applicable redemption amount divided by the Redemption Conversion Price or (c) a combination of cash and shares of Common Stock. The Redemption Conversion Price shall equal 85% multiplied by the lowest daily VWAP during the ten trading days immediately preceding the date the Lender delivers notice electing to redeem a portion of the Promissory Note. The Company’s right to satisfy the redemption amount in shares of Common Stock is subject to certain limitations, including (i) there not being any Equity Conditions Failure (as defined in the Note), (ii) the Lender and its affiliates together not owning more than 9.99% of the outstanding shares of Common Stock, and (iii) the aggregate shares of Common Stock issued upon redemption of the Promissory Notes not exceeding 19.99% of the outstanding Common Stock unless the Company has obtained stockholder approval under NASDAQ rules for such issuance.

The Promissory Notes contain certain Trigger Events that generally, if uncured within five trading days, may result in an event of default in accordance with the terms of the Promissory Notes (such event, an Event of Default). Upon an Event of Default, the interest rate may also be increased to the lesser of 15% per annum or the maximum rate permitted under applicable law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended March 31, 2022 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (Form 10-K) and the Condensed Financial Statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on March 14, 2022.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of March 31, 2022 and 2021 and for the three months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three months ended March 31, 2022 and 2021 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We have commercialized eight diagnostic tests which are currently available for use by physicians. Our Nodify XL2 and Nodify CDT tests, marketed as part of the Nodify Lung Nodule Risk Assessment testing strategy, assess the risk of lung cancer to help identify the most appropriate treatment pathway. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. Our GeneStrat ddPCR, GeneStrat NGS, and VeriStrat tests, marketed as the IQLung testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat targeted tumor profiling test and the VeriStrat immune profiling test now have a less than 36-hour average turnaround time, down from the previous 72-hour average turnaround time, providing physicians with timely results to facilitate treatment decisions. The GeneStrat NGS test is our 72-hour blood-based NGS test, which was launched in November 2021 to a select group of physicians, with national launch in January 2022. The 52-gene panel includes guideline recommended mutations to help physicians treating advanced-stage lung cancer patients identify targeted therapy mutations, such as EGFR, ALK, KRAS, MET, NTRK, ERBB2, and others, and delivers them in an expedited timeframe so patient treatment can begin sooner.

In response to the COVID-19 pandemic, through our partnership with Bio-Rad, we commercialized the Biodesix WorkSafe™ testing program. Our scientific diagnostic expertise, technologies, and existing commercial infrastructure enabled us to rapidly commercialize two FDA EUA authorized tests, a part of our customizable program. Both diagnostic tests are owned and were developed by Bio-Rad and Bio-Rad has granted us permission to utilize both tests for commercial diagnostic services. Then U.S. Health and Human Services Secretary Azar declared a public health emergency for COVID-19 in February 2020 which justified the authorization of emergency use of diagnostic tests for the detection and/or diagnosis of COVID-19. The Bio-Rad SARS-CoV-2 ddPCR test and the Platelia SARS-CoV-2 Total Ab test have been granted FDA EUA pursuant to the current emergency declaration. The Bio-Rad SARS-CoV-2 ddPCR test was FDA EUA authorized on May 1, 2020, authorizing performance of the test in laboratories certified under CLIA to perform high complexity tests. The second test is the Platelia SARS-CoV-2 Total Ab test, which is an antibody test intended for detecting a B-cell immune response to SARS-CoV-2, indicating recent or prior infection. The Platelia SARS-CoV-2 Total Ab test was FDA EUA authorized on April 29, 2020. Prior to using the Bio-Rad SARS-CoV-2 tests as part of our testing program, we performed feasibility, verification, and validation studies, including developing software for process automation, sample accessioning, data management and reporting, all required to demonstrate the test operated as claimed by the manufacturer and as required by our certifying regulatory agencies for high complexity laboratory testing. We secured independent reference specimens run with EUA tests to validate these tests as fit for diagnostic use in our laboratories. Post-launch development support for these tests have included improvements in on-boarding new personnel, logistics of sample collection, sample receipt and data reporting, all required to support our testing program. Additional releases of the laboratory data management software are ongoing and planned for the foreseeable future. Beginning in the quarter ended June 30, 2021, we began partnering with GenScript Biotech Corporation to commercialize the blood-based cPass SARS-CoV-2 Neutralizing Antibody testing as a service. The test is the first surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the RBD in the spike protein of SARS-CoV-2 that are produced in response to a previous SARS-CoV-2 infection.

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

These tests under the Biodesix WorkSafe testing program are utilized by healthcare providers, including hospitals and nursing homes, and are also offered to businesses and educational systems. We have announced multiple partnerships for COVID-19 testing, and maintain an agreement with the State of Colorado to be one of the diagnostic companies to support widespread COVID-19 testing for the State. Additionally, we have overseen and managed onsite testing and validating testing for the Big Ten Conference athletic competitions through the term of our contract which expired on June 30, 2021.

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

The Company continues to address our liquidity needs through improvements to our capital structure. Subsequent to March 31, 2022, the Company entered into: (i) a private placement that raised approximately $11.7 million in net equity proceeds, (ii) an amendment and partial repayment of our 2021 Term Loan, (iii) modifications to extend payment terms under the Integrated Diagnostics asset purchase agreement (the Indi APA), (iv) common stock sales raising additional funds through our at-the-market facility, and (v) the closing of a $25.0 million debt facility with funding for up to $25.0 million occurring in two tranches. On May 9, 2022, we closed on the first tranche for gross proceeds of $15.0 million (approximately $13.0 million, net, after deducting estimated debt issuance costs and OID). Each of these strategic initiatives is described in further detail within Note 14 to our condensed financial statements in Part 1 of this Quarterly Report on Form 10-Q as well as our Liquidity and Capital Resources section below.

We have funded our operations to date principally from net proceeds from the issuances of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness. We had cash and cash equivalents of $16.4 million and $32.7 million as of March 31, 2022 and December 31, 2021, respectively.

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

•
Ability to attract new biopharmaceutical customers and maintain and expand relationships with existing customers. Our business development team promotes the broad utility of our products for biopharmaceutical companies in the United States and internationally. Our revenue, business opportunities and growth depend in part on our ability to attract new biopharmaceutical customers and to maintain and expand relationships with existing biopharmaceutical customers. We expect to increase our sales and marketing expenses in furtherance of this as we continue to develop these relationships and expect to support a growing number of investigations and clinical trials. If our relationships expand, we believe we may have opportunities to offer our platform for companion diagnostic development, novel target discovery and validation efforts, and to grow into other commercial opportunities. For example, we believe our multi-omic data including genomic and proteomic data, in combination with clinical outcomes or claims data, has revenue-generating potential, including for novel target identification and companion diagnostic discovery and development.
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

While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. See Part II, Item 1A “Risk Factors” within this Form 10-Q and Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

COVID-19 Pandemic

The COVID-19 pandemic has disrupted, and may continue to disrupt, our lung diagnostic testing operations. To protect the health and well-being of our workforce, partners, vendors and customers, we provide voluntary COVID-19 testing for employees working on-site, implemented social distance and building entry policies at work, restricted travel and facility visits, and followed the States of Colorado and Kansas’ public health orders and the guidance from the Centers for Disease Control and Prevention (CDC). Employees who can perform their duties remotely are asked to work from home and those on site are asked to follow our social distance guidelines. Our sales, marketing and business development efforts have also been constrained by our operational response to the COVID-19 pandemic. We will continue to adjust our operational norms, as needed, to help slow the spread of COVID-19, including complying with government directives and guidelines as they are modified and supplemented.

The COVID-19 pandemic and the surge associated with the Delta and Omicron variants have negatively affected our lung diagnostic testing-related revenue and our clinical studies. For example, cancer patients had more limited access to hospitals, healthcare providers and medical resources as steps were taken to control the spread of COVID-19. Beginning in the third quarter 2020, the Company’s COVID-19 testing services began to experience rapid growth with a peak in the first quarter 2021; however, subsequent to this peak, we experienced a rapid decline in COVID-19 testing revenue primarily as a result of a few significant contracts that expired as well as the ongoing increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing. We do not anticipate the need for COVID testing to be commensurate with the peak demand experienced during the first quarter 2021 and instead expect the demand to moderate as new variants and infections occur. The reduction in demand for COVID-19 diagnostic testing will be a key indicator of continued recovery and is taken as a positive sign for both our Lung Diagnostic and Biopharmaceutical Services during 2022. There is no assurance that our COVID-19 testing program will continue to be accepted by the market or that other diagnostic tests will become more accepted, produce quicker results or are more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain and the need for COVID-19 testing could vary which could have a significant effect on our results of operations and profitability. As a result, increases in revenue due to any increase in demand for these diagnostic tests may not be indicative of our future revenue. For example, we began to see recovery during the fourth quarter 2020 in our core lung diagnostic testing as our delivered tests exceeded first quarter 2020 delivered tests. The Company’s sales efforts continued to be impacted by the COVID-19 pandemic during the first half of the first quarter 2022 due to surges associated with variants, which negatively affected the growth rate of our core lung diagnostic testing-related revenue and our clinical studies. However, we began to see further recovery during the latter half of the first quarter 2022 in lung diagnostic testing with tests delivered in March reaching an all-time high as health care practitioners, including pulmonologists, increasingly returned to pre-pandemic related care. While the full outcome of the COVID-19 pandemic is unknown, it continues to negatively impact our ability to grow and scale our business in line with our expectations and disclosures at the time of our IPO.

See Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the SEC, including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on March 14, 2022, for a description of how the COVID-19 pandemic may adversely affect our business, financial condition and results of operations.

First Quarter 2022 Financial and Operational Highlights

Net revenues for the quarter declined as compared to the comparable quarter in 2021 primarily as a result of the expected continued decline in our COVID-19 testing revenue. The following were significant developments affecting our business, capital structure and liquidity during the three months ended March 31, 2022 as compared to the same period in 2021 unless otherwise noted:

•
Total revenue of $6.5 million, an expected decrease of 77%, driven primarily by an expected year-over-year decline in COVID-19 diagnostic testing due to lower rate of testing compared to the first quarter of 2021;
o
Core lung diagnostic revenue of $4.6 million, an increase of 17% driven primarily by growth in the Nodify lung nodule management tests;
o
COVID-19 testing revenue of $1.0 million, a decrease of 96% in line with expectations as the pandemic recedes and COVID testing trends continue to move to at-home testing;
o
Services revenue of $0.9 million, a decrease of 45% due to lower testing volumes driven by disruptions in clinical trials world-wide by the spike in the Omicron COVID-19 variant;

•
First quarter 2022 gross margin of $3.3 million or 51% as a percentage of revenue as compared to 37% in the comparable prior year period primarily driven by the mix shift of sales to higher-margin core lung diagnostics and away from lower-margin COVID-19 testing partially offset by costs related to the commercial launch of our GeneStrat NGS test in January;
•
Operating expenses (excluding direct costs and expenses) of $17.8 million, an increase of 10% driven primarily by growth in sales and marketing to fund our growth in sales and recent GeneStrat NGS commercial launch;
o
Includes non-cash stock compensation expense of $1.3 million as compared to $1.8 million in the prior year quarter;
•
Net loss of $15.6 million, an increase of 124%;
•
Cash and cash equivalents of $16.4 million as of March 31;
o
Reduced by $4.625 million for scheduled milestone payment to Indi;
•
Liquidity and capital improvements subsequent to March 31, 2022;
o
Successful private placement through subscription agreements raising $11.7 million;
o
Equity proceeds of approximately $2.7 million through the at-the-market facility;
o
Completion of $25.0 million debt facility of which $15.0 million funded (estimated $13.0 million, net, after deducting estimated debt issuance costs and OID) in May 2022 and remaining amount contingently available based on contract terms;
o
Repayment of $3.0 million in outstanding principal balance on the 2021 Term Loan
o
Restructuring of Indi milestone payments reducing required payments by approximately $7.5 million and $7.2 million in 2022 and 2023, respectively.

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

Change in Fair Value of Contingent Consideration

In connection with the purchase transaction of Indi, we recorded contingent consideration pertaining to the amounts potentially payable to Indi shareholder pursuant to the terms of the asset purchase agreement. The fair value of contingent consideration was assessed at each balance sheet date and changes, if any, to the fair value were recognized as operating expenses within the statement of operations. The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule. The significant unobservable inputs used in the measurement of fair value included the probability of successful achievement of the specified product gross margin targets, the period in which the targets were expected to be achieved, and discount rates which ranged from 11% to 13.5%. As a result of the achievement of the gross margin target, the only significant unobservable input used in the measurement of fair value includes the discount rate since all other inputs became fixed and determinable.

Non-Operating Expenses

Interest Expense and Interest Income

For the three months ended March 31, 2022, interest expense consists of cash and non-cash interest from our 2021 Term Loan and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the contingency in the second quarter 2021. For the three months ended March 31, 2021, interest expense consists of cash and non-cash interest from our 2021 Term Loan, the 2018 Notes, and the Paycheck Protection Program loan. Interest income, which is included in ‘Other income, net’ in the statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages).

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenues	$6,548	$28,866	$(22,318)	(77)%
Operating expenses:
Direct costs and expenses	3,235	18,218	(14,983)	(82)%
Research and development	3,206	3,321	(115)	(3)%
Sales, marketing, general and administrative	14,487	11,927	2,560	21%
Change in fair value of contingent consideration	—	983	(983)	(100)%
Impairment loss on intangible assets	81	—	81	100%
Total operating expenses	21,009	34,449	(13,440)	(39)%
Loss from operations	(14,461)	(5,583)	(8,878)	(159)%
Other (expense) income:
Interest expense	(1,137)	(651)	(486)	(75)%
Loss on debt extinguishment	—	(728)	728	100%
Other income, net	12	1	11	1,100%
Total other expense	(1,125)	(1,378)	253	18%

Net loss	$(15,586)	$(6,961)	$(8,625)	(124)%

Revenues

We generate revenue from our diagnostic tests and services that we provide. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Diagnostic revenue	$5,633	$27,195	$(21,562)	(79)%
Services revenue	915	1,671	(756)	(45)%
Total revenue	$6,548	$28,866	$(22,318)	(77)%

Total revenue decreased $22.3 million or 77% for the three months ended March 31, 2022 compared to the same period in 2021 as diagnostic test revenue decreased $21.6 million or 79% for the three months ended March 31, 2022 compared to the same period in 2021. The $21.6 million decrease for the three months ended March 31, 2022 compared to the same period in 2021 is due to a $22.3 million reduction in COVID-19 revenue resulting from a decrease in delivered COVID-19 diagnostic tests, which was partially offset by an increase in our lung diagnostic revenue of $0.7 million driven primarily from an increase in Nodify XL2, GeneStrat NGS, and Nodify CDT tests delivered. The Company’s sales efforts continued to be impacted by the COVID-19 pandemic during the first half of the first quarter 2022 due to surges associated with variants, which negatively affected the growth rate of our core lung diagnostic testing-related revenue and our clinical studies. However, we began to see further recovery during the latter half of the first quarter 2022 in lung diagnostic testing with tests delivered in March reaching an all-time high as health care practitioners, including pulmonologists, increasingly returned to pre-pandemic related care.

Services revenue decreased $0.8 million or 45% for the three months ended March 31, 2022 compared to the same period in 2021 due to lower testing volumes driven by delayed receipt of samples from partner organizations, with an expected increase in volume in the coming months as those samples are delivered. In addition to delayed receipts in samples, service revenue can fluctuate due to several factors including contract timing, which can be long under normal circumstances, and currently reflects the continued impact the pandemic has had on overall prospective clinical trial enrollment.

Operating expenses

Direct costs and expenses

Direct costs and expenses related to revenue decreased $15.0 million or 82% for the three months ended March 31, 2022 compared to the same period in 2021 driven primarily by the overall decline in COVID-19 testing as vaccinations increase as well as broader adoption and availability of at-home testing.

Research and development

Research and development expenses decreased $0.1 million or 3% for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in cost was due primarily to decreased spending on clinical trials, partially offset by increased employee compensation and benefits costs associated with our research and development personnel.

The following table summarizes our external and internal costs for the three months ended March 31, 2022 and 2021 (in thousands, except percentages).

	Three Months Ended March 31,		Change
	2022	2021	$	%
External expenses:
Clinical trials and associated costs	$458	$710	$(252)	(35)%
Other external costs	1,036	983	53	5%
Total external costs	1,494	1,693	(199)	(12)%
Internal expenses	1,712	1,628	84	5%
Total research and development expenses	$3,206	$3,321	$(115)	(3)%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $2.6 million or 21% for the three months ended March 31, 2022 compared to the same period in 2021. This increase was driven primarily by increases in employee compensation and benefits for the three months ended March 31, 2022 associated with expansion of the Company’s workforce. This is also the result of increases in non-employee costs for the three months ended March 31, 2022 associated with increased spending on various sales meetings, training, and campaigns.

Change in fair value of contingent consideration

Change in fair value of contingent consideration decreased $1.0 million or 100% for the three months ended March 31, 2022 compared to the same period in 2021. The decrease of $1.0 million is a result of the gross margin target being met during the three months ended June 30, 2021. The net change to contingent consideration through the date the gross margin target was met is recorded as operating expenses in the statements of operations. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule.

Non-operating expenses

Interest expense

Interest expense increased $0.5 million or 75% for the three months ended March 31, 2022 compared to the same period in 2021. This increase is primarily related to contingent consideration recorded as ‘Interest expense’ resulting from the passage of time and fixed payment schedule during the three months ended March 31, 2022.

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

Liquidity and Capital Resources

We are an emerging growth company and, as such, have yet to generate positive cash flows from operations. We have funded our operations to date principally from net proceeds from the sale of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). As a result of the pandemic, the Company diversified its diagnostic testing beyond lung diagnostic testing to include the critical service of COVID-19 diagnostic testing. Beginning in the third quarter 2020, the Company’s COVID-19 testing services began to experience rapid growth with a peak in the first quarter 2021; however, subsequent to this peak, we experienced a rapid decline in COVID-19 testing revenue primarily as a result of a few significant contracts that expired as well as the ongoing increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing. In addition, the COVID-19 pandemic negatively affected our lung diagnostic testing-related revenue and our clinical studies. We began to see recovery during the fourth quarter 2020 in our core lung diagnostic testing as our delivered tests exceeded first quarter 2020 delivered tests. The Company’s sales efforts continued to be impacted by the COVID-19 pandemic during the first half of the first quarter 2022 due to surges associated with variants, which negatively affected the growth rate of our core lung diagnostic testing-related revenue and our clinical studies. However, we began to see further recovery during the latter half of the first quarter 2022 in lung diagnostic testing with tests delivered in March reaching an all-time high as health care practitioners, including pulmonologists, increasingly returned to pre-pandemic related care. While the full outcome of the COVID-19 pandemic is unknown, it continues to negatively impact our ability to grow and scale our business in line with our expectations and disclosures at the time of our IPO. As a result, the items identified above have had an adverse effect on our revenue, results of operations and cash flows.

In March 2021, we completed the closing of our 2021 Term Loan for a principal amount of $30 million and extinguished our prior 2018 term loan for $25.9 million. The 2021 Term Loan contains customary affirmative covenants, including covenants regarding compliance with applicable laws and regulation, payment of taxes, insurance coverage, notice of certain events, and reporting requirements. Further, the 2021 Term Loan contains customary negative covenants limiting the ability to, among other things, incur future debt, transfer assets except for the ordinary course of business, make acquisitions, make certain restricted payments, and sell assets, subject to certain exceptions. The 2021 Term Loan required the Company to comply with a minimum liquidity ratio covenant (as defined in the 2021 Term Loan) of not less than 0.95 to 1.00, and had a trailing six-month rolling revenue requirement of not less than 70% of the Company’s projected revenue performed at the end each reporting period.

On September 30, 2021, we entered into the Consent and First Amendment to Loan and Security Agreement (the 2021 Term Loan Amendment) to, among other things, amend our 2021 Term Loan to eliminate the revenue covenant for the period ended September 30, 2021 and modify the revenue covenant threshold for the three month period ended December 31, 2021. In addition, we agreed to establish a restricted cash collateral account for $15 million for the benefit of our lender if the balance of our cash and cash equivalents declined below $40 million.

On December 30, 2021, the Company raised approximately $16.3 million in gross proceeds from the sale of 3,756,994 common shares at a public offering price of $4.35 per share in an at-the-market offering. The Company received net proceeds of $15.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On December 31, 2021, we entered into the Consent and Second Amendment to Loan and Security Agreement (Second Amendment) to, among other things, amend our 2021 Term Loan and First Amendment to: (i) obtain consent for the $4.6 million January 2022 milestone payment due under the Indi APA, (ii) repay $20 million in outstanding principal on December 31, 2021, (iii) waive the $600,000 prepayment fee on the $20 million Term Loan repayment, (iv) waive the minimum revenue covenant as of December 31, 2021, and (v) modify the minimum revenue requirement to not less than 75% for the three months ended March 31, 2022 and not less than 75% on a trailing six month rolling basis for each quarter thereafter of the Company’s projected revenue performed at the end of each reporting period. The Lender agreed to apply the full amount of funds previously established within the restricted cash collateral account to partially repay the $20 million in outstanding principal, thereby eliminating the restricted cash collateral account.

On March 7, 2022 (the Effective Date), the Company entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $50.0 million of the Company's common stock (the Purchase Agreement). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the Effective Date. As consideration for Lincoln Park's irrevocable commitment to purchase our common stock upon the terms of and subject to satisfaction of the conditions set forth in the purchase agreement, on the Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee valued at $600,000 for which no consideration was received.

The Company maintains two facilities that enable equity financing on an ongoing basis at the Company’s sole discretion, our at-the-market offering and our common stock purchase agreement with Lincoln Park (the LPC facility). During the three months ended March 31, 2022, the Company raised approximately $1.6 million ($1.5 million after deducting underwriting costs and commissions and offering expenses payable) in gross proceeds from the sale of 708,752 common shares at a weighted average price per share of $2.26 under these programs. As of March 31, 2022, the Company had remaining available capacity for share issuances of approximately $32.8 million under the at-the-money facility and up to $49.2 million under the LPC facility, each subject to the restrictions and limitations of the underlying facilities, as applicable.

As of March 31, 2022, we maintained cash and cash equivalents of $16.4 million and we have $10 million in principal balance remaining on our 2021 Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which include lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources, including the debt and equity funding and amendments to the 2021 Term Loan and Indi APA subsequent to March 31, 2022 (each described below), and needs and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our 2021 Term Loan or to obtain waivers or amendments that impact the related covenants. As of March 31, 2022, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. However, due to the continued uncertainty caused by the COVID-19 pandemic, significant risks remain with respect to our ability to meet these thresholds and any material adverse effect on our revenues, income and expenses could impact our ability to maintain compliance with these covenants.

In April 2022, the Company raised approximately $2.7 million in gross proceeds from the sale of 1,349,139 common shares at a weighted average price per share of $2.04 in an at-the-market offering. The Company received net proceeds of $2.7 million, after deducting underwriting discounts and commissions and offering expenses payable of approximately $80,000.

On April 7, 2022, the Company entered into subscription agreements (the Subscription Agreements) with a consortium of investors (the Investors), including three members of our Board of Directors and other existing shareholders of the Company, for the issuance and sale by the Company of an aggregate of 6,508,376 shares of the Company’s common stock in an offering for an aggregate purchase price of approximately $11.7 million.

On April 7, 2022, the Company entered into the Consent and Third Amendment to Loan and Security Agreement (Third Amendment) whereby subject to the terms and conditions of the Third Amendment, certain waivers and consents were provided. Under the terms of the Third Amendment to our 2021 Term Loan, the Company agreed to the repayment of $3.0 million in outstanding principal in April 2022 with an additional $2.0 million to be paid no earlier than May 15, 2022, which could be extended to September 30, 2022, subject to debt or equity fund raising of at least $15 million, inclusive of the $11.7 million in funding through the Subscription Agreements noted above, in exchange for the following:

•
Consent for a $2.0 million April 2022 mutually agreed upon milestone payment under the Indi APA, as amended;
•
Waiver of minimum revenue requirement for the three months ended March 31, 2022 and adjustment of remaining revenue milestones for 2022; and
•
Waiver and elimination of the prepayment fee on the $3.0 million 2021 Term Loan partial repayment in April 2022 and subsequent $2.0 million principal repayment.

The Company further amended the Indi APA agreement in April 2022 in which all parties agreed to restructure the milestone payments whereby the Company will make five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million beginning in July 2023, one quarterly installments of $5.0 million in April 2024, and one quarterly installment of approximately $8.4 million in July 2024. In addition the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the excess of the original payment schedule and the aggregate amount of the installment payments paid as of any date, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments are subject to consent from our lender under the 2021 Term Loan and related amendments. We obtained consent and subsequently made the second milestone payment of $2.0 million in April 2022 and we are in discussions with our lender to obtain consents for future payments.

On May 9, 2022, the Company entered into a securities purchase agreement with Streeterville Capital, LLC (the Lender), pursuant to which, among other things, the Lender: (i) purchased a secured convertible promissory note (Promissory Note One) in the aggregate principal amount totaling $16,025,000 in exchange for $15,000,000 less certain expenses and (ii) agreed to purchase another secured promissory note at the Company’s election (Promissory Note Two and, together with Promissory Note One, the Promissory Notes), subject to certain conditions precedent in aggregate principal amount totaling $10,250,000 in exchange for $10,000,000. Each of the Promissory Notes shall, at the Company's option, be convertible into shares of common stock, $0.001 par value per share, of the Company, upon the terms and subject to the limitations and conditions set forth in the Promissory Notes. On May 9, 2022, the Company closed on the first tranche for gross proceeds of $15.0 million (approximately $13.0 million, net, after deducting estimated debt issuance costs and OID), and intends to use the proceeds from such issuance for general corporate purposes.

Based on our current operating plan, unless we raise additional capital (debt or equity) or obtain waiver from complying with such financial covenants, we expect that we will be unable to maintain our financial covenants under our 2021 Term Loan during the next twelve months, which could result in an Event of Default, as defined, causing an acceleration of the outstanding balance. We have taken steps to improve our liquidity through and the actions noted above and have also undertaken several proactive measures to mitigate the financial and operational impacts of COVID-19 through the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our financial covenants. We plan to raise additional funding through the issuance of equity or debt securities and any such financing activities are subject to market conditions. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis nor can there be any assurance that the Company will be a beneficiary of the COVID-19 Action Plan. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

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

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash flows (used in) provided by:
Operating activities	$(13,099)	$(11,326)
Investing activities	(352)	(516)
Financing activities	(2,834)	4,951
Net (decrease) increase in cash and cash equivalents and restricted cash	$(16,285)	$(6,891)

Our cash flows resulted in a net decrease in cash and cash equivalents of $16.3 million during the three months ended March 31, 2022 as compared to the net decrease in cash of $6.9 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, net cash used in operating activities increased by approximately $1.8 million, primarily due to a year-over-year increase in net loss of $8.6 million and decrease in non-cash adjustments to net loss of $0.5 million driven primarily by a decrease in loss on debt extinguishment of $0.7 million, stock based compensation expense of $0.4 million, partially offset by the write-off of excess and obsolete inventory of $0.4 million. In addition, during the three months ended March 31, 2022, the Company experienced favorable changes in net working capital of $7.4 million primarily as a result of cash collections from customers, partially offset by payments to vendors.

Net cash used in investing activities during the three months ended March 31, 2022 totaled $0.4 million, a decrease of $0.1 million compared to the same period in 2021. The decrease in net cash used in investing activities was primarily due decreases in purchases of property and equipment, partially offset by an increase in payments for patents and trademarks.

Net cash used by financing activities during the three months ended March 31, 2022 totaled $2.8 million, a decrease of $7.8 million compared to the same period in 2021. The net cash provided by financing activities for the three months ended March 31, 2022 primarily resulted from $1.7 million net proceeds from the issuance of common stock, primarily offset by the first milestone payment to Indi of $4.6 million. The net cash provided by financing activities for the three months ended March 31, 2021 primarily resulted from the net proceeds from our 2021 Term Loan of $29.9 million, and proceeds from the exercise of stock options of approximately $0.5 million, primarily offset by the repayment of $25.4 million from our 2018 Term Loan.

Contractual Obligations and Commitments

As a result of the entering into additional operating lease agreements, our non-cancelable contractual obligations and commitments for lease obligations as presented in our Form 10-K have been modified. The following table provides an update as follows as of March 31, 2022 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (1)	$14,494	$594	$6,240	$7,660	$—
Fair value of contingent consideration (2)	32,506	18,631	13,875	—	—
Operating lease obligations	2,546	1,310	1,232	4	—
Total	$49,546	$20,535	$21,347	$7,664	$—

(1)
Includes the 2021 Term Loan payments of principal, interest and final payment fee of $2.7 million payment due upon loan maturity.
(2)
The gross margin target associated with the purchase transaction of Indi was achieved in the quarter ending June 30, 2021, giving rise to the previously disclosed contingent obligations of $37.0 million in the aggregate payable through the issuance of Company’s shares of common stock subject to a fixed price put option. The Company entered into an amendment in August 2021 to the original agreement in which all parties agreed to forgo the issuance of shares of common stock of the Company that would otherwise be issued to it, and the Company will instead make six quarterly installment payments of $4.6 million beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million. The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement. On April 7, 2022, the Company entered into Amendment No. 3 to Asset Purchase Agreement and Plan of Reorganization in which all parties agreed to restructure the milestone payments, which is not reflected as of March 31, 2022 in the table above, and is described in greater detail in Note 4 and 14 to our condensed financial statements in Part 1 of this Quarterly Report on Form 10-Q.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2022, we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

In accordance with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Certain of these estimates significantly influence the portrayal of our financial condition and results of operations and require us to make difficult, subjective or complex judgments. Our critical accounting policies are described in greater detail below and in Note 2 to our condensed financial statements in Part 1 of this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU intends to make accounting for leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. In addition to other related amendments, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. The Company elected this transition method and adopted ASC 842 on January 1, 2022 and as a result, recorded operating lease right-of-use (ROU) assets of $1.3 million, including offsetting deferred rent of $0.1 million, along with the associated operating lease liabilities of $1.3 million. On January 1, 2022, the Company did not have any finance leases. Additional information and disclosures required by this new standard are contained in Note 3 and Note 7 to our condensed financial statements in Part 1 of this Quarterly Report on Form 10-Q.

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

Interest rate risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding 2021 Term Loan. As of March 31, 2022, we had $10 million outstanding on the 2021 Term Loan subject to a floating per annum rate equal to the greater of (i) 2.00% above the prime rate, or (ii) 5.25%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of March 31, 2022, a hypothetical 100 basis point increase in interest rates would not have a material impact on our investment portfolio, financial position or results of operations.

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

There were no changes to our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K as of and for the year ended December 31, 2021, filed March 14, 2022, and subsequent quarterly reports on Form 10-Q, if applicable, include a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information we previously disclosed and, except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q. These risks could materially and adversely affect our business, financial condition and results of operations.

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

On March 7, 2022 (the Effective Date), the Company entered into a purchase agreement, dated as of March 7, 2022 with Lincoln Park Capital Fund, LLC, an Illinois limited liability company (Lincoln Park), pursuant to which Lincoln Park has committed to purchase up to $50.0 million of the Company's common stock (the Purchase Agreement). Upon the execution of the Purchase Agreement, we issued 184,275 shares of common stock to Lincoln Park as a fee for its commitment to purchase shares of our common stock under the Purchase Agreement. The remaining shares of our common stock that may be issued under the purchase agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing on the Effective Date of the Purchase Agreement. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 7, 2022, the Company entered into subscription agreements (the Subscription Agreements) with a consortium of investors (the Investors), including three members of our Board of Directors and other existing shareholders of the Company, for the issuance and sale by the Company of an aggregate of 6,508,376 shares of the Company’s common stock (the Shares) in an offering (the Private Placement). The three members of our Board of Directors acquired an aggregate of 3,631,284 shares pursuant to the form of a Subscription Agreement that did not include any registration rights as they are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act), and Rule 506 promulgated thereunder. The remaining 2,877,092 shares were acquired by others pursuant to the form of a Subscription Agreement whereby we agreed to file, subject to certain exceptions, a shelf registration statement with respect to resales of such shares with the Securities and Exchange Commission no later than 60 days from April 7, 2022.

Pursuant to the Subscription Agreements, the Investors purchased shares at a purchase price (determined in accordance with Nasdaq rules relating to the “Minimum Value” of the Company’s common stock) of $1.79 per share, which is equal to the closing price of the Company's common stock on April 7, 2022, for an aggregate purchase price of approximately $11.7 million, in order to, among other things, fund the partial repayment of the 2021 Term Loan and for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Lease agreement by and between Centennial Valley Properties I, LLC and Biodesix, Inc. dated March 11, 2022.

10.2*	First Amendment to Lease Agreement by and between Centennial Valley Properties I, LLC and Biodesix, Inc. dated March 11, 2022.

10.3†

Subscription Agreement with resale registration rights provision, dated April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on April 11, 2022).

10.4†

Subscription Agreement without registration rights, entered by the three members of our Board of Directors, dated April 7, 2022 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on April 11, 2022).

10.5†	Consent and Third Amendment to Loan and Security Agreement (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on April 11, 2022).

10.6*	Amendment No. 3 to Asset Purchase Agreement and Plan of Reorganization.

10.7*	Securities Purchase Agreement by and between Streeterville Capital LLC and Biodesix, Inc. dated May 9, 2022.

10.8*	Secured Convertible Promissory Note #1 by and between Streeterville Capital LLC and Biodesix, Inc. dated May 9, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Previously filed.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: May 11, 2022	By:	/s/ RYAN H. SIUREK
Ryan H. Siurek
Chief Accounting Officer