Form 10-Q
period 2022-09-30
BIODESIX INC
filed 2022-11-03
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of October 31, 2022, the registrant had 42,093,514 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$15,175	$32,712
Accounts receivable, net of allowance for doubtful accounts of $50 and $158	4,449	3,656
Other current assets	4,494	7,245
Total current assets	24,118	43,613
Non‑current assets
Property and equipment, net	4,259	4,179
Intangible assets, net	10,223	11,617
Operating lease right-of-use assets	3,475	—
Goodwill	15,031	15,031
Other long-term assets	6,092	1,657
Total non‑current assets	39,080	32,484
Total assets	$63,198	$76,097

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$2,100	$1,662
Accrued liabilities	6,677	7,665
Deferred revenue	1,637	1,850
Current portion of operating lease liabilities	1,436	—
Current portion of contingent consideration	9,286	17,764
Current portion of notes payable	14,334	19
Other current liabilities	1,945	—
Total current liabilities	37,415	28,960
Non‑current liabilities
Long‑term notes payable, net of current portion	4,880	9,993
Long-term operating lease liabilities	2,855	—
Contingent consideration	20,891	16,028
Other long-term liabilities	60	1,389
Total non‑current liabilities	28,686	27,410
Total liabilities	66,101	56,370
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 0 (2022 and 2021) shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 41,185,532 (2022) and 30,789,649 (2021) shares issued and outstanding	41	31
Additional paid‑in capital	344,138	321,669
Accumulated deficit	(347,082)	(301,973)
Total stockholders' (deficit) equity	(2,903)	19,727
Total liabilities and stockholders' (deficit) equity	$63,198	$76,097

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$11,107	$6,531	$28,605	$47,282
Operating expenses:
Direct costs and expenses	3,633	2,722	10,848	28,025
Research and development	2,970	3,293	9,537	9,937
Sales, marketing, general and administrative	15,114	13,607	44,836	36,959
Change in fair value of contingent consideration	—	—	—	1,622
Impairment loss on intangible assets	—	—	81	—
Total operating expenses	21,717	19,622	65,302	76,543
Loss from operations	(10,610)	(13,091)	(36,697)	(29,261)
Other (expense) income:
Interest expense	(3,039)	(1,546)	(5,522)	(3,012)
(Loss) gain on extinguishment of liabilities, net	(52)	3,123	(3,004)	2,395
Other income, net	2	—	114	1
Total other (expense) income	(3,089)	1,577	(8,412)	(616)

Net loss	$(13,699)	$(11,514)	$(45,109)	$(29,877)
Net loss per share, basic and diluted	$(0.34)	$(0.41)	$(1.22)	$(1.09)
Weighted-average shares outstanding, basic and diluted	40,448	28,051	36,953	27,467

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' (Deficit) Equity

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2021	30,790	$31	$321,669	$(301,973)	$19,727
Issuance of common stock under employee stock purchase plan	99	—	202	—	202
Issuance of common stock for deferred offering costs	184	—	600	—	600
Issuance of common stock, net	709	1	1,416	—	1,417
Exercise of stock options	107	—	75		75
Stock‑based compensation	—	—	1,346	—	1,346
Net loss	—	—	—	(15,586)	(15,586)
Balance ‑ March 31, 2022	31,889	32	325,308	(317,559)	7,781
Issuance of common stock, net	7,928	8	14,321	—	14,329
Exercise of stock options	24	—	17	—	17
Release of restricted stock units	138	—	—	—	—
Stock‑based compensation	—	—	1,368	—	1,368
Net loss	—	—	—	(15,824)	(15,824)
Balance ‑ June 30, 2022	39,979	40	341,014	(333,383)	7,671
Issuance of common stock under employee stock purchase plan	95	—	153	—	153
Issuance of common stock, net	924	1	1,744	—	1,745
Exercise of stock options	93	—	57	—	57
Release of restricted stock units	95	—	—	—	—
Stock‑based compensation	—	—	1,170	—	1,170
Net loss	—	—	—	(13,699)	(13,699)
Balance ‑ September 30, 2022	41,186	$41	$344,138	$(347,082)	$(2,903)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2020	26,562	$27	$299,953	$(258,814)	$41,166
Exercise of stock options	223	—	475	—	475
Stock‑based compensation	—	—	1,752	—	1,752
Net loss	—	—	—	(6,961)	(6,961)
Balance ‑ March 31, 2021	26,785	27	302,180	(265,775)	36,432
Exercise of stock options	164	—	204	—	204
Stock‑based compensation	—	—	539	—	539
Net loss	—	—	—	(11,402)	(11,402)
Balance ‑ June 30, 2021	26,949	27	302,923	(277,177)	25,773
Issuance of common stock under employee stock purchase plan	43	—	328	—	328
Exercise of stock options	28	—	60	—	60
Stock‑based compensation	—	—	1,386	—	1,386
Net loss	—	—	—	(11,514)	(11,514)
Balance ‑ September 30, 2021	27,020	$27	$304,697	$(288,691)	$16,033

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(45,109)	$(29,877)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	2,699	2,323
Amortization of lease right-of-use assets	1,499	—
Loss (gain) on extinguishment of liabilities, net	3,004	(2,395)
Stock‑based compensation expense	3,884	3,677
Change in contingent consideration	—	1,622
Provision for doubtful accounts	(27)	193
Accrued interest, amortization of debt issuance costs and other	5,011	1,607
Inventory excess and obsolescence	837	—
Impairment loss on intangible assets	81	—
Changes in operating assets and liabilities:
Accounts receivable	(765)	12,327
Other current assets	1,868	2,866
Other long-term assets	(3,645)	665
Accounts payable and other accrued liabilities	(646)	(9,262)
Deferred revenue	(985)	(1,772)
Current and long-term operating lease liabilities	(730)	—
Net cash, cash equivalents, and restricted cash used in operating activities	(33,024)	(18,026)

Cash flows from investing activities
Purchases of property and equipment	(1,368)	(1,711)
Patent costs and intangible asset acquisition, net	(179)	(195)
Net cash, cash equivalents, and restricted cash used in investing activities	(1,547)	(1,906)

Cash flows from financing activities
Proceeds from the issuance of common stock	17,966	—
Proceeds from issuance of common stock under employee stock purchase plan	355	328
Proceeds from exercise of stock options	149	739
Payment of contingent consideration	(8,691)	—
Proceeds from term loan and notes payable	15,102	30,078
Repayment of term loan and notes payable	(5,038)	(25,424)
Payment of debt issuance costs	(2,249)	(96)
Deferred offering costs	(129)	—
Equity financing costs	(407)	—
Other	(24)	—
Net cash, cash equivalents, and restricted cash provided by financing activities	17,034	5,625
Net decrease in cash, cash equivalents, and restricted cash	(17,537)	(14,307)
Cash, cash equivalents, and restricted cash ‑ beginning of period	32,798	62,306
Cash, cash equivalents, and restricted cash ‑ end of period	$15,261	$47,999

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Nine Months Ended September 30,
	2022	2021
Common stock issued for deferred offering costs	$600	$—
Deferred offering costs amortized against Additional paid-in capital	52	—
Original issue discount associated with Promissory Note One	1,025
Equity financing costs included in Accrued liabilities	14	—
Operating lease right-of-use assets obtained in exchange for lease liabilities	4,963	—
Finance lease right-of-use assets obtained in exchange for lease liabilities	123	—
Cash paid for interest	473	1,276
Cash paid for income taxes	—	—
Purchases of property & equipment included in Accrued liabilities	69	404
Patent costs included in Accrued liabilities	10	—

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

Treatment & Monitoring

•
GeneStrat® ddPCR™ and VeriStrat® tests, marketed as part of our new IQLung™ testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat ddPCR tumor profiling test and the VeriStrat immune profiling test have a 36-hour average turnaround time, providing physicians with timely results to facilitate treatment decisions.
•
GeneStrat NGS™ (NGS) test, also marketed as part of our new IQLung testing strategy, our 72-hour average turnaround time blood-based NGS test, was launched in November 2021 to a select group of physicians, with national launch in January 2022. The 52-gene panel includes guideline recommended mutations to help physicians treating advanced-stage lung cancer patients identify targeted therapy mutations in genes, such as EGFR, ALK, KRAS, MET, NTRK, ERBB2, and others, and delivers them in an expedited timeframe so patient treatment can begin sooner.

COVID-19 Tests

We operate and have commercialized the Biodesix WorkSafe testing program, under which the Company offers three SARS-CoV-2 tests:

•
Bio-Rad SARS-CoV-2 ddPCR test, which is FDA EUA authorized to be performed by Clinical Laboratory Institute Amendments (CLIA) authorized laboratories that perform high complexity tests. The ddPCR test is designed to detect the presence of current infection by the SARS-CoV-2 virus.
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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

As of September 30, 2022, we maintained cash and cash equivalents of $15.2 million and we have $21.4 million in outstanding aggregate principal amount on our 2021 Term Loan and Promissory Note One. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which include lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources, including the debt and equity funding and amendments to the 2021 Term Loan and Integrated Diagnostics, Inc. (Indi) Agreement, and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The Company’s revenues, results of operations and cash flows have been materially adversely impacted by the items noted above. We expect to continue to incur operating losses in the near term while we make investments to support our anticipated growth. Our current operating plan, which is in part determined based on our most recent historical actual results and trends, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern for a period beyond one year after these financial statements are issued. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

For a discussion of credit risk concentration of accounts receivable as of September 30, 2022 and December 31, 2021, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the balance sheet and was $1.4 million and $2.9 million as of September 30, 2022 and December 31, 2021, respectively. The Company recorded a reserve for excess inventory of $0.3 million and zero, primarily associated with the wind down of the COVID-19 testing operation, as of September 30, 2022 and December 31, 2021, respectively.

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

The carrying amounts of certain financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other long-term assets, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

See Note 4 — Fair Value for further discussion related to estimated fair value measurements.

Other Assets

During the three months ended September 30, 2022, the $5.0 million cash collateralized letter of credit under the operating lease agreement with Centennial Valley Properties I, LLC (see Note 7 – Leases) was released and the funds were subsequently transferred to the landlord (lessor) as a refundable deposit to secure the performance of the Company’s obligations. The $5.0 million refundable deposit

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

is now reported within 'Other long-term assets' in the balance sheet as of September 30, 2022. In addition, $0.1 million of restricted cash deposits related to the Company’s corporate credit cards are reported within ‘Other current assets’ in the balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Note 3 - Recently Issued Accounting Standards

Recently adopted accounting standards

In February 2016, the FASB issued Account Standard Update (ASU) No. 2016-2, Leases (ASC 842). This ASU intends to make accounting for leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases accounted for as operating leases. In addition to other related amendments, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. The Company elected this transition method and adopted ASC 842 on January 1, 2022 and as a result, recorded operating lease right-of-use (ROU) assets of $1.3 million, including offsetting deferred rent of $0.1 million, along with the associated operating lease liabilities of $1.3 million. On January 1, 2022, the Company did not have any finance leases. The adoption of ASC 842 did not result in a cumulative effect adjustment to beginning retained earnings, and did not materially affect the Company's statement of operations, statement of stockholders' equity or statement of cash flows for the nine months ended September 30, 2022.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

guidance will become effective for the Company beginning January 1, 2023 with early adoption permitted. The Company is currently evaluating this guidance and assessing the overall impact on its financial statements.

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the balance sheets, which may differ from their respective fair values. The difference between the carrying value and fair value of outstanding borrowings as of September 30, 2022 is due to the debt issuance costs and OID netted against Promissory Note One entered into with Streeterville Capital, LLC, in May 2022, partially offset by an increase in the interest rates to reflect current market and Company specific conditions. The carrying value of outstanding borrowings as of December 31, 2021, approximates fair value based on interest rates available at that time for similar borrowings. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$19,214	$20,686	$10,012	$10,012

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

The table below presents the reported fair values of contingent consideration, which is classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

Description	September 30, 2022	December 31, 2021
Current portion of contingent consideration	$9,286	$17,764
Contingent consideration	20,891	16,028
Total contingent consideration	$30,177	$33,792

The following table presents the changes in contingent consideration for the nine months ended September 30, 2022 and 2021 (in thousands):

	For the nine months ended September 30,
Level 3 Rollforward	2022	2021
Beginning balances - January 1	$33,792	$29,932
Changes in fair value	—	1,622
Interest expense	2,142	1,296
Loss on extinguishment of liabilities	2,934	—
Payments of contingent consideration	(8,691)	—
Ending balances - September 30	$30,177	$32,850

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

The Company met the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. The Company entered into an amendment to the original agreement in August 2021 in which all parties agreed to forgo the issuance of common stock and agreed that the Company will in lieu thereof make six quarterly installments of approximately $4.6 million each beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million (the Milestone

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Payments and each individually a Milestone Payment). The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement.

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA in which the parties agreed to restructure the Milestone Payments whereby the Company will make five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million beginning in July 2023, one installment of $5.0 million in April 2024, and one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments are subject to consent from Silicon Valley Bank (SVB) under the 2021 Term Loan and related amendments (see Note 6 - Debt). We have obtained SVB consent for contractual payments through the fourth Milestone Payment and interest of $2.1 million paid in October 2022.

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

During the three and nine months ended September 30, 2022, the Company recorded $1.2 million and $2.1 million, respectively, and $1.0 million and $1.3 million during three and nine months ended September 30, 2021, respectively, in interest expense due to the passage of time and fixed payment schedule.

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

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Lab equipment	$6,778	$6,784
Leasehold improvements	2,365	2,339
Computer equipment	703	700
Furniture and fixtures	341	391
Software	325	600
Vehicles	97	97
Construction in process	1,067	17
	11,676	10,928
Less: accumulated depreciation	(7,417)	(6,749)
Total property and equipment, net	$4,259	$4,179

Depreciation expense for the three and nine months ended September 30, 2022 was $0.4 million and $1.2 million, respectively, compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Intangible assets, excluding goodwill, consist of the following (in thousands):

	September 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,813	$(623)	$1,190	$1,755	$(566)	$1,189
Purchased technology	16,900	(7,981)	8,919	16,900	(6,572)	10,328
Intangible assets not subject to amortization
Trademarks	114	—	114	100	—	100
Total	$18,827	$(8,604)	$10,223	$18,755	$(7,138)	$11,617

Amortization expense related to definite-lived intangible assets was $0.5 million and $1.5 million for both the three and nine months ended September 30, 2022 and 2021, respectively.

Future estimated amortization expense of intangible assets is (in thousands):

As of September 30, 2022
Remainder of 2022	$493
2023	1,970
2024	1,960
2025	1,955
2026	1,941
2027 and thereafter	1,790
Total	$10,109

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Compensation related accruals	$3,609	$4,029
Accrued clinical trial expense	972	870
Other expenses	2,096	2,766
Total accrued liabilities	$6,677	$7,665

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with Promissory Note One and our 2021 Term Loan which is described in further detail below. Long-term notes payable were as follows (in thousands):

	September 30, 2022	December 31, 2021
Promissory Note One	$16,409	$—
2021 Term Loan	5,000	10,000
Other	139	75
Unamortized debt discount and issuance costs	(2,334)	(63)
	19,214	10,012
Less: current maturities	14,334	19
Long-term notes payable	$4,880	$9,993

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

The Company evaluated Promissory Note One in accordance with applicable accounting standards under U.S. GAAP and determined the classification of the instrument as a debt obligation. In addition, the Company evaluated the instrument for embedded derivatives and concluded there were no embedded features that require bifurcation and separate accounting. The Company will record interest expense over the term of Promissory Note One, using the interest method, to amortize the debt issuance costs and OID.

On May 9, 2022, the Company recorded OID and debt issuance costs of $3.2 million as a reduction to Promissory Note One to be amortized over the term of Promissory Note One. For the three and nine months ended September 30, 2022, the Company recorded $0.6 million and $0.9 million, respectively, for amortization of the OID and debt issuance costs to interest expense in the accompanying statements of operations. In addition to the amortization of the OID and debt issuance costs, the Company recorded interest expense of $0.3 million and $0.4 million, respectively, in the accompanying statements of operations for the three and nine months ended September 30, 2022, and as of September 30, 2022, recorded $0.4 million in accrued interest in 'Current portion of notes payable' in the accompanying balance sheets.

2021 Term Loan

On March 19, 2021 (Effective Date), the Company entered into a Loan and Security Agreement (the 2021 Term Loan) by and between Silicon Valley Bank, a California corporation (SVB) and the Company, as borrower, whereby subject to the terms and conditions of the 2021 Term Loan, SVB advanced to the Company an original principal amount of $30 million.

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

The Company granted SVB a security interest in substantially all of the Company’s assets. The 2021 Term Loan requires the Company to comply with a minimum liquidity ratio covenant (as defined) by the 2021 Term Loan of not less than 0.95 to 1.00, and had a trailing six month rolling minimum revenue requirement of not less than 70% of the Company’s projected revenue performed at the end of each reporting period. On September 30, 2021, we entered into the Consent and First Amendment to Loan and Security Agreement (the 2021 Term Loan Amendment) to, among other things, amend our 2021 Term Loan to eliminate the revenue covenant for the period ended September 30, 2021 and modify the revenue covenant threshold for the three months ended December 31, 2021. In addition, we agreed to establish a restricted cash collateral account for $15 million for the benefit of SVB if the balance of our cash and cash equivalents declined below $40 million. On December 31, 2021, we entered into the Consent and Second Amendment to Loan and Security Agreement (the 2021 Term Loan Second Amendment) to, among other things, amend our 2021 Term Loan and First Amendment to: (i) obtain consent for the $4.6 million January 2022 milestone payment under the Indi APA, (ii) repay $20 million in outstanding principal on December 31, 2021, (iii) waive the $600,000 prepayment fee on the $20 million Term Loan repayment, (iv) waive the minimum revenue covenant as of December 31, 2021, and (v) modify the minimum revenue requirement to not less than 75% for the three months ended March 31, 2022 and not less than 75% on a trailing six month rolling basis for each quarter thereafter of the Company’s projected revenue performed at the end of each reporting period. SVB agreed to apply the full amount of funds previously established within the restricted cash collateral account to partially repay the $20 million in outstanding principal, thereby eliminating the restricted cash collateral account.

On April 7, 2022, the Company entered into the Consent and Third Amendment to Loan and Security Agreement (the 2021 Term Loan Third Amendment). Under the terms of the 2021 Term Loan Third Amendment, the Company agreed to the repayment of $3.0 million

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

in outstanding principal in April 2022 with an additional $2.0 million that was paid on September 30, 2022, in exchange for: (i) consent for a $2.0 million April 2022 milestone payment under the Indi APA, as amended, (ii) waiver of minimum revenue requirement for the three months ended March 31, 2022 and adjustment of remaining revenue milestones for 2022, and (iii) waiver and elimination of the prepayment fee on the $3.0 million 2021 Term Loan partial repayment in April 2022 and subsequent $2.0 million principal repayment.

On September 30, 2022, the Company entered into the Consent and Fourth Amendment to Loan and Security Agreement (the 2021 Term Loan Fourth Amendment). Under the terms of the 2021 Term Loan Fourth Amendment, the Company agreed to a repayment of $2.0 million in outstanding principal on the earlier of (a) November 30, 2022, or (b) the date on which our unrestricted cash held with SVB falls below $10.0 million, which could be extended to December 15, 2022, subject to equity fund raising of at least $5 million, in exchange for: (i) consent for the $2.1 million October 2022 Milestone Payment, including accrued interest, under the Indi APA, as amended, and (ii) waiver and elimination of the prepayment fee on the subsequent $2.0 million 2021 Term Loan principal repayment.

In association with entering into the SPA with the Lender on May 9, 2022 (as described above), the Company has the election to issue Promissory Note Two subject to the Company satisfying, among other things, repaying in full all outstanding obligations under the 2021 Term Loan within nine months following the First Closing Date. As of September 30, 2022, the Company intends to repay all outstanding obligations under the 2021 Term Loan within nine months of the inception of Promissory Note One. The Company’s final payment to SVB shall include all outstanding principal and accrued and unpaid interest, lender fees and expenses, which will include a final payment of $2.7 million, and all other sums, if any, that shall have become due and payable hereunder with respect to the 2021 Term Loan. The $2.7 million final payment is being amortized as interest expense over the expected remaining term of the loan.

The 2021 Term Loan contains certain covenants limiting the ability of the Company to, among other things, incur future debt, transfer assets except for the ordinary course of business, make acquisitions, pay dividends or make other certain restricted payments, or sell assets, subject to certain exceptions, without the prior written consent of SVB. Failure to comply with the covenants and loan requirements may result in an event of default. As of September 30, 2022, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. In the event of a default, including, among other things, our failure to make any payment when due or our failure to comply with any covenant under the 2021 Term Loan, SVB may elect to declare all amounts outstanding to be immediately due and payable, and may proceed against the collateral granted to them to secure such indebtedness, including a royalty-free license or other right to use all of our intellectual property without charge.

Scheduled principal repayments (maturities) of long-term obligations were as follows, assuming the exercise of redemptions related to Promissory Note One by the Lender and repayment of the 2021 Term Loan within nine months following the First Closing Date, (in thousands):

As of September 30, 2022
Remainder of 2022	$2,010
2023	17,860
2024	1,647
2025	25
2026	6
2027 and thereafter	—
Total	$21,548

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Under the Lease, the Company will lease approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Company's obligation to pay base rent shall be abated, commencing as of the Commencement Date and ending on and including the date that is 12 months after the Commencement Date (the Abated Rent Period). Further, the Company's obligation to pay base rent with respect to a portion of the area of the Lease Premises equal to 19,980 square feet shall be abated (the Partial Abated Rent), commencing as of the day after the end of the Abated Rent Period and ending on and including the date that is 24 months after the Commencement Date (the Partial Abated Rent Period). Pursuant to a work letter entered by the parties in connection with the Lease, the Landlord will contribute an aggregate of $18.8 million toward the cost of construction and improvements for the Leased Premises and the Company exercised its option for an additional tenant improvement allowance of $2.0 million (the Extra Allowance Amount). The Company will repay the Extra Allowance Amount actually funded by the Landlord in equal monthly payments with an interest rate of 6% per year over the Initial Term excluding any part of the Abated Rent Period or Partial Abated Rent Period, which shall start to accrue on the date that the Landlord first disburses the Extra Allowance Amount. The Company made an accounting policy election to reduce the right-of-use asset and lease liability because the Lease specifies a maximum level of reimbursement for tenant improvements which are probable of being incurred and within the Company's control. Due to the tenant improvement allowances at the accounting lease commencement date and rent abatement periods described above, the Company expects the lease liability to accrete to approximately $25.7 million by March 2024. As of September 30, 2022, the Company has incurred $1.0 million in capital expenditures for leasehold improvements related to the Leased Premises which are tenant improvements and subject to reimbursement from the Landlord during the three months ended December 31, 2022. As of September 30, 2022, the Company had remaining capacity under the tenant improvement allowances of approximately $20.8 million, prior to reimbursements expected to be received during the three months ended December 31, 2022.

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, the $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is now reported within 'Other long-term assets' in the balance sheet as of September 30, 2022.

Operating lease expense was $0.9 million and $1.7 million for the three and nine months ended September 30, 2022, respectively, compared to $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the weighted-average remaining lease term and discount rate associated with our operating leases were 7.5 years and 11.40%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of September 30, 2022
Remainder of 2022	$333
2023	2,277
2024	2,619
2025	3,710
2026	3,979
2027 and thereafter	36,327
Total future minimum lease payments	49,245
Less amount representing interest	(24,159)
Less amount representing tenant improvement allowances(1)	(20,795)
Total lease liabilities	$4,291

(1) The contractually agreed upon $20.8 million of tenant improvement allowances are expected to be received during the remainder of 2022 and fiscal year 2023.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds, if any, under the Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park. The Company intends to use any net proceeds from the sale of its common stock to Lincoln Park to advance its growth strategy and for general corporate purposes. On the Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee (the Initial Commitment Shares) for which the Company did not receive consideration and, upon the available amount being reduced to an amount equal to or less than $20.0 million, the Company will be required to issue 61,425 shares (the

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Additional Commitment Shares and together with the Initial Commitment Shares, collectively, the Commitment Shares). The Initial Commitment Shares issued were valued at $600,000 and are included on the balance sheet in 'Other long-term assets'. In addition to the Initial Commitment Shares, the Company recorded $129,000 of due diligence expenses and legal fees as deferred offering costs. The deferred offering costs will be charged against 'Additional paid-in capital' upon future proceeds from the sale of common stock under the Purchase Agreement. During the three and nine months ended September 30, 2022, $33,000 and $51,000 of deferred offering costs were charged against 'Additional paid-in capital', respectively. As of September 30, 2022, $678,000 of deferred offering costs remain.

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

During the three and nine months ended September 30, 2022, the Company raised approximately $1.8 million and $6.3 million, respectively ($1.7 million and $5.8 million, respectively, after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 923,720 and 3,051,611 common shares at a weighted average price per share of $1.98 and $2.07, respectively, under these programs. As of September 30, 2022, the Company had remaining available capacity for share issuances of approximately $29.5 million under the at-the-market facility and up to $47.9 million under the LPC facility, each subject to the restrictions and limitations of the underlying facilities, as applicable.

Subscription Agreements

On April 7, 2022, the Company entered into subscription agreements (the Subscription Agreements) with a consortium of investors (the Investors), including three members of our Board of Directors and other existing shareholders of the Company, for the issuance and sale by the Company of 6,508,376 shares of the Company’s common stock (the Shares) in an offering (the Private Placement). The three members of our Board of Directors acquired an aggregate of 3,631,284 shares pursuant to the form of a Subscription Agreement that did not include any registration rights. The remaining 2,877,092 shares were acquired by others pursuant to the form of a Subscription Agreement whereby the Company agreed to file, subject to certain exceptions, a shelf registration statement with respect to resales of such shares with the Securities and Exchange Commission no later than 60 days from April 7, 2022, which the Company filed on June 6, 2022.

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

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of September 30, 2022.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Diagnostic tests	$10,443	$5,039	$26,282	$43,072
Services	664	1,492	2,323	4,210
Total revenue	$11,107	$6,531	$28,605	$47,282

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the statements of operations. Of the $1.9 million in ‘Deferred revenue’ recorded in the balance sheet as of December 31, 2021, $1.4 million was recognized in revenues during the nine months ended September 30, 2022. In addition, $0.3 million was added to ‘Deferred revenue’ for up-front cash payments received for which the revenue recognition criteria have not been met and $0.8 million was reclassified from non-current deferred revenue. The ‘Deferred revenue’ of $1.6 million recorded in the balance sheet as of September 30, 2022 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of September 30, 2022 and December 31, 2021, the Company had zero and $0.8 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue both pertain to our COVID-19 diagnostic testing services, and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
The State of Colorado	11%	—	14%	—
The Big Ten Conference	—	—	—	46%
Merck	—	10%	—	1%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 37% and 35% of the Company’s total revenue for the three and nine months ended September 30, 2022, respectively, compared to 36% and 14% for the three and nine months ended September 30, 2021, respectively. The Company is subject to credit risk from its accounts receivable related to services provided to its customers.

The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	September 30, 2022	December 31, 2021
Medicare	44%	30%
Janssen Research and Development, LLC	4%	14%
LabCorp DD (formerly Covance)	8%	11%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Plan or 2006 Plan become available for issuance under the 2020 Plan. As of September 30, 2022, 174,890 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s statements of operations was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct costs and expenses	$20	$18	$48	$37
Research and development	30	141	310	465
Sales, marketing, general and administrative	1,120	1,227	3,526	3,175
Total	$1,170	$1,386	$3,884	$3,677

The remaining unrecognized share-based compensation expense for options and restricted stock units was approximately $8.0 million as of September 30, 2022, and is expected to be amortized to expense over the next 3.0 years.

Stock Option Activity

Stock option activity during the nine months ended September 30, 2022, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2022	2,878	$8.08	7.7	$6,288
Granted	329	3.15	—	—
Forfeited/canceled	(269)	8.45	—	—
Exercised	(224)	0.66	—	—
Outstanding ‑ September 30, 2022	2,714	$8.06	7.4	$577
Exercisable - September 30, 2022	1,631	$6.47	6.7	$441

Restricted Stock Unit Activity

Restricted stock unit activity during the nine months ended September 30, 2022 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2022	151	$5.30
Granted	1,473	2.75
Forfeited/canceled	(56)	3.69
Released	(233)	5.41
Outstanding ‑ September 30, 2022	1,335	$2.53

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Bonus-to-Options Program

As part of the Bonus-to-Options Program (Bonus Option Program), the Company recorded the following activity during the nine months ended September 30, 2022 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2022	373	$17.00	7.5	$76
Granted	244	2.29	—	—
Forfeited/canceled	(51)	15.14	—	—
Exercised	—	—	—	—
Outstanding ‑ September 30, 2022	566	$10.83	7.9	$—
Exercisable - September 30, 2022	566	$10.83	7.9	$—

The Company accrued an insignificant amount and $0.7 million for both the three and nine months ended September 30, 2022, and 2021, respectively, related to the estimate of the Bonus Option Program. Options granted, if any, pertaining to the performance of the Bonus Option Program are typically approved and granted in first quarter of the year following completion of the fiscal year.

Employee Stock Purchase Plan

A total of 338,106 shares of our common stock have been reserved for issuance under the Employee Stock Purchase Plan (ESPP). The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. As of September 30, 2022, 237,961 shares have been issued under the ESPP leaving 100,145 shares remaining for future issuance.

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

Basic and diluted loss per share for the three and nine months ended September 30, 2022 and 2021 were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders	$(13,699)	$(11,514)	$(45,109)	$(29,877)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	40,448	28,051	36,953	27,467
Net loss per share, basic and diluted	$(0.34)	$(0.41)	(1.22)	(1.09)

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	3,280	2,866	3,280	2,866
Shares committed under ESPP	33	5	33	5
Warrants	103	103	103	103
Restricted stock units	1,335	119	1,335	119
Total	4,751	3,093	4,751	3,093

Note 12 - Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three and nine months ended September 30, 2022 and 2021.

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the Effective Date). In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a potential registrational Phase 3 clinical trial for ficlatuzumab in the first half of 2023. The Company had $0.1 million in remaining obligations related to the AVEO agreement as of September 30, 2022. Following the Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. There were no expenses related to this agreement for the three and nine months ended September 30, 2022 and 2021.

License Agreements

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. As further consideration for the non-exclusive license, the Company agreed to pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. On May 24, 2021, the Company entered into the First Amendment to the Non-Exclusive License Agreement with Bio-Rad which amended the Bio-Rad License such that, effective May 1, 2021, the Company will no longer pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. The Bio-Rad License expires in August 2024. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement. There were no expenses related to this agreement for the three and nine months ended September 30, 2022 and 2021.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

On May 13, 2021 (Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License for the three and nine months ended September 30, 2022 was insignificant and $0.1 million, respectively. Royalty expense for the three and nine months ended September 30, 2021 was insignificant.

As part of the acquisition of the assets of Oncimmune USA, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to an acquired diagnostic test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Royalty expenses were $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively, compared to $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended September 30, 2022 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (Form 10-K) and the Condensed Financial Statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed on March 14, 2022.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of September 30, 2022 and 2021 and for the three and six months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three and nine months ended September 30, 2022 and 2021 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We have commercialized eight diagnostic tests which are currently available for use by physicians. Our Nodify XL2 and Nodify CDT tests, marketed as part of the Nodify Lung Nodule Risk Assessment testing strategy, assess the risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify Lung Risk Assessment testing strategy has resulted in a change in the calculated risk of malignancy in 80-85% of the cases. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. Our GeneStrat ddPCR, GeneStrat NGS, and VeriStrat tests, marketed as the IQLung testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat targeted tumor profiling test and the VeriStrat immune profiling test now have a 36-hour average turnaround time, down from the previous 72-hour average turnaround time, providing physicians with timely results to facilitate treatment decisions. The GeneStrat NGS test is our 72-hour average turnaround time blood-based NGS test, which was launched in November 2021 to a select group of physicians, with national launch in January 2022. The 52-gene panel includes guideline recommended mutations to help physicians treating advanced-stage lung cancer patients identify all four major mutation classes and genes, such as EGFR, ALK, KRAS, MET, NTRK, ERBB2, and others, and delivers them in an expedited timeframe so patient treatment can begin sooner.

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

These tests under the Biodesix WorkSafe testing program are utilized by healthcare providers, including hospitals and nursing homes, and are also offered to businesses and educational systems. We announced multiple partnerships for COVID-19 testing, and maintained an agreement with the State of Colorado to be one of the diagnostic companies to support widespread COVID-19 testing for the State which expired on August 31, 2022. Additionally, we oversaw and managed onsite testing and validating testing for the Big Ten Conference athletic competitions through the term of our contract which expired on June 30, 2021.

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

We have funded our operations to date principally from net proceeds from the issuances of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness. We had cash and cash equivalents of $15.2 million and $32.7 million as of September 30, 2022 and December 31, 2021, respectively.

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

On October, 17, 2022, the Company announced that the U.S. Department of Veterans Affairs (the VA), the largest integrated health care system in the United States, has awarded a Federal Supply Schedule Contract for the Company’s entire portfolio of lung cancer diagnostic tests. The VA provides care at 1,298 health care facilities, including 171 VA Medical Centers and 1,113 outpatient sites of care of varying complexity to over 9 million veterans enrolled in the VA health care program. All of our existing lung diagnostic tests will be payable when performed and partnering with the VA represents a large opportunity for Biodesix to help improve care for our Veterans by integrating our five diagnostic products and testing strategies into our country’s largest health system.

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

COVID-19 Pandemic

The COVID-19 pandemic has disrupted, and may continue to disrupt, our lung diagnostic testing operations. To protect the health and well-being of our workforce, partners, vendors and customers, we provide voluntary COVID-19 testing for employees working on-site, implemented social distance and building entry policies at work, restricted travel and facility visits, and followed the States of Colorado and Kansas’ public health orders and the guidance from the Centers for Disease Control and Prevention (CDC). Employees who can perform their duties remotely have the option to work from home. Our sales, marketing and business development efforts may be constrained by our operational response to future COVID-19 variant outbreaks. We will continue to adjust our operational norms, as needed, to help slow the spread of COVID-19, including complying with government directives and guidelines as they are modified and supplemented.

The COVID-19 pandemic and the surge associated with multiple variants have negatively affected our lung diagnostic testing-related revenue and our clinical studies. Beginning in the third quarter 2020, the Company’s COVID-19 testing services began to experience rapid growth with a peak in the first quarter 2021; however, subsequent to this peak, we experienced a rapid decline in COVID-19 testing revenue primarily as a result of a few significant contracts that expired as well as the ongoing increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing. We do not anticipate the need for COVID-19 testing to be commensurate with the peak demand experienced during the first quarter 2021 and instead expect the demand to moderate as new variants and infections occur. There is no assurance that our COVID-19 testing program will continue to be accepted by the market or that other diagnostic tests will become more accepted, produce quicker results or are more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain and the need for COVID-19 testing could vary which could have a significant effect on our results of operations and profitability. As a result, increases in revenue due to any increase in demand for these diagnostic tests may not be indicative of our future revenue.

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

Third Quarter 2022 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended September 30, 2022 as compared to the same period in 2021 unless otherwise noted:

•
Total revenue of $11.1 million, an increase of 70%, driven primarily by strong year-over-year growth in core lung diagnostics:
o
Core lung diagnostic revenue of $9.2 million, reflected a year-over-year increase of 102% driven primarily by the increased adoption of Nodify Lung nodule management tests (Nodify CDT & Nodify XL2 tests) and the recent GeneStrat NGS commercial launch;

o
COVID-19 testing revenue of $1.3 million reflected a year-over-year increase of 154% that was driven primarily by testing volume under a now expired contract with the State of Colorado;
o
Services revenue of $0.7 million decreased 55% year-over-year. COVID-related delays in clinical study enrollment and sample shipping logistics have begun to recover but are still impacting timelines for existing and new agreements;
•
Third quarter 2022 gross profit of $7.5 million, or 67% gross margin as compared to 58% gross margin in the comparable prior year period primarily driven by the growth of sales in our higher-margin core lung diagnostics;
•
Operating expenses (excluding direct costs and expenses) of $18.1 million, an increase of 7% driven primarily by growth in sales and marketing which support the record growth in core lung diagnostics sales as well as the recent GeneStrat NGS commercial launch;
o
Includes non-cash stock compensation expense of $1.2 million as compared to $1.4 million;
•
Net loss of $13.7 million, an increase of 19%, driven primarily by a gain on extinguishment of $3.1 million in the third quarter 2021 related to the debt forgiveness under the Small Business Administration Loan forgiveness program and higher interest costs of $1.5 million partially offset by a reduction in operating loss of $2.5 million or 19%;
•
Cash and cash equivalents of $15.2 million as of September 30, 2022;
o
Raised net proceeds of $1.8 million during the quarter through equity offerings;
o
Includes payments during the quarter for principal repayment of $2.0 million on the 2021 Term Loan and $2.1 million for scheduled milestone payment to Indi.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the three and nine months ended September 30, 2022, interest expense consists of cash and non-cash interest from Promissory Note One, the 2021 Term Loan and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. For the three and nine months ended September 30, 2021, interest expense primarily consists of cash and non-cash interest from our 2021 Term Loan. Interest income, which is included in ‘Other income, net’ in the statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenues	$11,107	$6,531	$4,576	70%	$28,605	$47,282	$(18,677)	(40)%
Operating expenses:
Direct costs and expenses	3,633	2,722	911	33%	10,848	28,025	(17,177)	(61)%
Research and development	2,970	3,293	(323)	(10)%	9,537	9,937	(400)	(4)%
Sales, marketing, general and administrative	15,114	13,607	1,507	11%	44,836	36,959	7,877	21%
Change in fair value of contingent consideration	—	—	—	—	—	1,622	(1,622)	(100)%
Impairment loss on intangible assets	—	—	—	—	81	—	81	100%
Total operating expenses	21,717	19,622	2,095	11%	65,302	76,543	(11,241)	(15)%
Loss from operations	(10,610)	(13,091)	2,481	19%	(36,697)	(29,261)	(7,436)	(25)%
Other (expense) income:
Interest expense	(3,039)	(1,546)	(1,493)	(97)%	(5,522)	(3,012)	(2,510)	(83)%
(Loss) gain on extinguishment of liabilities, net	(52)	3,123	(3,175)	(102)%	(3,004)	2,395	(5,399)	225%
Other income, net	2	—	2	100%	114	1	113	11300%
Total other (expense) income	(3,089)	1,577	(4,666)	296%	(8,412)	(616)	(7,796)	(1266)%

Net loss	$(13,699)	$(11,514)	$(2,185)	(19)%	$(45,109)	$(29,877)	$(15,232)	(51)%

Share-based compensation(1)	$1,170	$1,386	$(216)	(16)%	$3,884	$3,677	$207	6%

(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue from our diagnostic tests and services that we provide. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenues
COVID-19	$1,286	$506	$780	154%	$5,224	$29,802	$(24,578)	(82)%
Lung Diagnostic	9,157	4,533	4,624	102%	21,058	13,270	7,788	59%
Diagnostic testing revenue	10,443	5,039	5,404	107%	26,282	43,072	(16,790)	(39)%
Services revenue	664	1,492	(828)	(55)%	2,323	4,210	(1,887)	(45)%
Total revenues	$11,107	$6,531	$4,576	70%	$28,605	$47,282	$(18,677)	(40)%

Total revenue increased $4.6 million or 70%, and decreased $18.7 million or 40% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

Diagnostic test revenue increased $5.4 million or 107%, and decreased $16.8 million or 39% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase for the three months ended September 30, 2022 compared to the same period in 2021 is due to a $0.8 million increase in COVID-19 revenue and $4.6 million increase in lung diagnostic revenue driven primarily from an increase in Nodify XL2 and CDT, and GeneStrat NGS tests delivered. The decrease in Diagnostic test revenue for the nine months ended September 30, 2022 compared to the same period in 2021 is due to a $24.6 million reduction in COVID-19 revenue resulting from an increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing, including the expiration of significant testing contracts. The reduction in COVID-19 revenue was partially offset by an increase in our core lung diagnostic revenue of $7.8 million driven primarily from an increase in Nodify XL2 and CDT, and GeneStrat NGS tests delivered. The Company’s core lung diagnostic sales efforts continued to gain momentum during the three months ended September 30, 2022 as the COVID-19 pandemic recedes and as health care practitioners, including pulmonologists, increasingly returned to pre-pandemic related care.

Services revenue decreased $0.8 million or 55%, and $1.9 million or 45% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021 due to lower testing volumes driven by sample shipping logistics impacting timelines for existing and new agreements. In addition to delayed receipts in samples, service revenue can fluctuate due to several factors including contract timing, which can be long under normal circumstances, and currently reflects the slower pace of overall prospective clinical trial enrollment recovering from disruptions put forth by COVID-19.

Operating expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased $0.9 million or 33%, and decreased $17.2 million or 61% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase in costs for the three months ended September 30, 2022 was due primarily to increased lung diagnostic revenue, testing volume, and the reserve recorded for excess inventory primarily associated with the wind down of the COVID-19 testing operation. The decrease in costs for the nine months ended September 30, 2022 was driven primarily by the overall decline in COVID-19 testing, as vaccinations increase as well as broader adoption and availability of at-home testing, partially offset by an increase in direct costs and expenses associated with increased lung diagnostic revenue and the reserve recorded for excess inventory.

Research and development

Research and development expenses decreased $0.3 million or 10%, and $0.4 million or 4% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decrease in costs for the three and nine months ended September 30, 2022 was due primarily to a decrease in employee compensation and benefit costs and other laboratory costs.

The following table summarizes our external and internal costs for the three and nine months ended September 30, 2022 and 2021 (in thousands, except percentages).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
External expenses:
Clinical trials and associated costs	$433	$364	$69	19%	$1,641	$1,671	$(30)	(2)%
Other external costs	846	1,039	(193)	(19)%	2,685	3,049	(364)	(12)%
Total external costs	1,279	1,403	(124)	(9)%	4,326	4,720	(394)	(8)%
Internal expenses	1,691	1,890	(199)	(11)%	5,211	5,217	(6)	(0)%
Total research and development expenses	$2,970	$3,293	$(323)	(10)%	$9,537	$9,937	$(400)	(4)%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $1.5 million or 11%, and $7.9 million or 21% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. This increase was driven primarily by increases in employee compensation and benefits for both the three and nine months ended September 30, 2022 associated with an increase in sales headcount and variable compensation during 2022 as compared to 2021. This is also the result of increases in non-employee costs for both the three and nine months ended September 30, 2022 associated with increased spending on various sales meetings, training, and campaigns.

Change in fair value of contingent consideration

Change in fair value of contingent consideration decreased $1.6 million or 100% for the nine months ended September 30, 2022 compared to the same period in 2021. The net change to contingent consideration through the date the gross margin target was met is recorded as operating expenses in the statements of operations. The decrease of $1.6 million is a result of the gross margin target being met during the three months ended June 30, 2021 and subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule.

Non-operating expenses

Interest expense

Interest expense increased $1.5 million or 97%, and $2.5 million or 83% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. This increase for the three and nine months ended September 30, 2022 is primarily related to interest associated with the contingent consideration, the securities purchase agreement with Streeterville Capital, LLC (the Lender), in which the Lender purchased Promissory Note One for which the Company recorded $0.9 million and $1.3 million, respectively and the accelerated accretion of the $2.7 million Silicon Valley Bank (SVB) final payment as interest expense over the expected remaining term of the loan.

(Loss) gain on extinguishment of liabilities, net

The Company recorded a loss on extinguishment of liabilities of $0.1 million and $3.0 million for the three and nine months ended September 30, 2022, respectively. During the three months September 30, 2022, the Company recorded a loss on debt extinguishment of $0.1 million resulting from the partial repayment of our 2021 Term Loan and the write-off of associated debt issuance costs. On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA in which all parties agreed to restructure the milestone payments. During the three months ended June 30, 2022, the Company evaluated Amendment No. 3 to the Indi APA in accordance with applicable accounting standards under U.S. GAAP which resulted in the extinguishment of the original instrument due to the substantially different terms. As a result, during the three months ended June 30, 2022, we recorded a loss on the extinguishment of $2.9 million.

During the three and nine months ended September 30, 2021, the Company recognized a $3.1 million and $2.4 million net gain on debt extinguishment. The Company recorded a gain on debt extinguishment of $3.1 million related to the legal release and forgiveness of the Paycheck Protection Program Loan in full. The gain was partially offset by losses on debt extinguishment of $0.7 million and $0.1 million resulting from the repayment and termination of our 2018 secured promissory note with Innovatus and the write-off of debt issuance costs associated with a $20 million prepayment of our 2021 Term Loan, respectively.

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

The gross margin target associated with the purchase transaction of Indi was achieved in the quarter ending June 30, 2021, giving rise to the previously disclosed contingent obligations of $37.0 million in the aggregate payable through the issuance of Company’s shares of common stock subject to a fixed price put option. The Company entered into an amendment in August 2021 to the original agreement in which all parties agreed to forgo the issuance of shares of common stock of the Company that would otherwise be issued, and the Company will instead make six quarterly installment payments of $4.6 million beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million (the Milestone Payments and each individually a Milestone Payment). The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement.

On September 30, 2021, we entered into the Consent and First Amendment to Loan and Security Agreement (the 2021 Term Loan Amendment) to, among other things, amend our 2021 Term Loan to eliminate the revenue covenant for the period ended September 30, 2021 and modify the revenue covenant threshold for the three month period ended December 31, 2021. In addition, we agreed to establish a restricted cash collateral account for $15 million for the benefit of SVB if the balance of our cash and cash equivalents declined below $40 million.

On December 30, 2021, the Company raised approximately $16.3 million in gross proceeds from the sale of 3,756,994 common shares at a public offering price of $4.35 per share in an at-the-market offering. The Company received net proceeds of $15.7 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On December 31, 2021, we entered into the Consent and Second Amendment to Loan and Security Agreement (Second Amendment) to, among other things, amend our 2021 Term Loan and First Amendment to: (i) obtain consent for the $4.6 million January 2022 Milestone Payment due under the Indi APA, (ii) repay $20 million in outstanding principal on December 31, 2021, (iii) waive the $600,000 prepayment fee on the $20 million 2021 Term Loan repayment, (iv) waive the minimum revenue covenant as of December 31, 2021, and (v) modify the minimum revenue requirement to not less than 75% for the three months ended March 31, 2022 and not less than 75% on a trailing six month rolling basis for each quarter thereafter of the Company’s projected revenue performed at the end of each reporting period. SVB agreed to apply the full amount of funds previously established within the restricted cash collateral account to partially repay the $20 million in outstanding principal, thereby eliminating the restricted cash collateral account.

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

The Company further amended the Indi APA agreement in April 2022 in which all parties agreed to restructure the Milestone Payments whereby the Company will make five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million beginning in July 2023, one installment of $5.0 million in April 2024, and one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments are subject to consent from our lender under the 2021 Term Loan and related amendments. We have obtained SVB consent for contractual payments through the fourth Milestone Payment and interest payment of $2.1 million paid in October 2022 and we are in discussions with SVB to obtain consents for future payments.

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

On September 30, 2022, the Company entered into the Consent and Fourth Amendment to Loan and Security Agreement (the 2021 Term Loan Fourth Amendment). Under the terms of the 2021 Term Loan Fourth Amendment, the Company agreed to a repayment of $2.0 million in outstanding principal on the earlier of (a) November 30, 2022, or (b) the date on which our unrestricted cash held with SVB falls below $10.0 million, which could be extended to December 15, 2022, subject to equity fund raising of at least $5 million, in exchange for: (i) consent for the $2.1 million October 2022 milestone and interest payment under the Indi APA, as amended, and (ii) waiver and elimination of the prepayment fee on the subsequent $2.0 million 2021 Term Loan principal repayment.

As mentioned above, the Company maintains two facilities that enable equity financing on an ongoing basis at the Company’s sole discretion, our at-the-market offering and our common stock purchase agreement with Lincoln Park Capital Fund, LLC (the LPC facility). During the three and nine months ended September 30, 2022, the Company raised approximately $1.8 million and $6.3 million, respectively ($1.7 million and $5.8 million, respectively, after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 923,720 and 3,051,611 common shares at a weighted average price per share of $1.98 and $2.07, respectively, under these programs. As of September 30, 2022, the Company had remaining available capacity for share issuances of approximately $29.5 million under the at-the-market facility and up to $47.9 million under the LPC facility, each subject to the restrictions and limitations of the underlying facilities, as applicable.

As of September 30, 2022, we maintained cash and cash equivalents of $15.2 million and we have $21.4 million in outstanding aggregate principal amount on our 2021 Term Loan and Promissory Note One. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which include lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources, including the debt and equity funding and amendments to the 2021 Term Loan and Indi APA, and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the

Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our loan agreements or to obtain waivers or amendments that impact the related covenants. As of September 30, 2022, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. However, due to the continued uncertainty caused by the COVID-19 pandemic, significant risks remain with respect to our ability to meet these thresholds and any material adverse effect on our revenues, income and expenses could impact our ability to maintain compliance with these covenants.

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

The Company’s revenues, results of operations and cash flows have been materially adversely impacted by the items noted above. We expect to continue to incur operating losses in the near term while we make investments to support our anticipated growth. Our current operating plan, which is in part determined based on our most recent historical actual results and trends, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern for a period beyond one year from when the September 30, 2022 financial statements are issued. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash flows (used in) provided by:
Operating activities	$(33,024)	$(18,026)
Investing activities	(1,547)	(1,906)
Financing activities	17,034	5,625
Net decrease in cash and cash equivalents and restricted cash	$(17,537)	$(14,307)

Our cash flows resulted in a net decrease in cash and cash equivalents of $17.5 million during the nine months ended September 30, 2022 as compared to the net decrease in cash of $14.3 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net cash used in operating activities increased by approximately $15.0 million due to a year-over-year increase in net loss from operations of $15.2 million, which includes an increase in non-cash expenses of approximately $9.9 million, and unfavorable changes in net working capital of $9.7 million primarily as a result of the $5.0 million cash collateralized letter of credit (classified as long-term restricted cash as of the second quarter 2022) under the operating lease agreement with Centennial Valley Properties I, LLC being released and the funds subsequently transferred to the landlord as a refundable deposit to secure the performance of the Company’s obligations and a decrease in cash collections from customers and payments to vendors.

Net cash used in investing activities during the nine months ended September 30, 2022 totaled $1.5 million, a decrease of $0.4 million compared to the same period in 2021. The decrease in net cash used in investing activities was primarily due to decreases in purchases of property and equipment and payments for patents and trademarks.

Net cash provided by financing activities during the nine months ended September 30, 2022 totaled $17.0 million, an increase of $11.4 million compared to the same period in 2021. The net cash provided by financing activities for the nine months ended September 30, 2022 primarily resulted from $18.0 million net proceeds from the issuance of common stock, $12.8 million net proceeds from the issuance of Promissory Note One, partially offset by the milestone payments to Indi of $8.7 million and partial repayment of the 2021

Term Loan of $5.0 million. The net cash provided by financing activities for the nine months ended September 30, 2021 primarily resulted from the net proceeds from our 2021 Term Loan of $29.9 million, and proceeds from the exercise of stock options and issuance of common stock under the ESPP of approximately $1.1 million, primarily offset by the repayment of $25.4 million from our 2018 Term Loan.

Contractual Obligations and Commitments

As a result of the entering into additional operating lease agreements, the secured promissory note, and Amendment No. 3 to the Indi APA, our non-cancelable contractual obligations and commitments for lease and debt obligations as presented in our Form 10-K have been modified. The following table provides an update as follows as of September 30, 2022 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (1)	$25,243	$19,244	$5,987	$12	$—
Contingent consideration (2)	36,806	9,919	26,887	—	—
Operating lease obligations(3)	49,245	2,010	5,951	7,999	33,285
Total	$111,294	$31,173	$38,825	$8,011	$33,285

(1)
Includes the Promissory Note One, assuming exercise of cash redemption by lender, and 2021 Term Loan payments of principal, interest and final payment fee of $2.7 million. All outstanding obligations under the 2021 Term Loan are presented in less than 1 year as the requirements of Promissory Note One include the repayment of all amounts outstanding under the 2021 Term Loan within nine months of the inception of Promissory Note One.
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
(3)
The contractually agreed upon $20.8 million of tenant improvement allowances are expected to be received in less than 1 year, during the remainder of 2022 and the first half of 2023.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2022, we have not entered into any off-balance sheet arrangements.

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

Interest rate risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and our indebtedness, including our outstanding 2021 Term Loan. As of September 30, 2022, we had $5.0 million outstanding on the 2021 Term Loan subject to a floating per annum rate equal to the greater of (i) 2.00% above the prime rate, or (ii) 5.25%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of September 30, 2022, a hypothetical 100 basis point increase in interest rates would not have a material impact on our investment portfolio, financial position or results of operations.

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

There were no changes to our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Consent and Fourth Amendment to Loan and Security Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Previously filed.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: November 3, 2022	By:	/s/ RYAN H. SIUREK
Ryan H. Siurek
Chief Accounting Officer