Form 10-K
period 2022-12-31
BIODESIX INC
filed 2023-03-06
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of common stock held by non-affiliates of the Registrant was $34.1 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2023 was 77,974,861.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders are to be incorporated by reference into Part III, as specifically set forth in Part III.)

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
•
natural or man-made disasters and other similar events negatively impacting our business, financial condition, and results of operations;
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

PART I

Item 1. Business.

Our mission is to unite biopharma, physicians, and patients to transform the standard of care and improve outcomes with personalized diagnostics.

Our vision is a world where all critical diseases are diagnosed early and treated quickly with the guidance of personalized diagnostic solutions, so humanity can thrive without the burden of disease.

Business Overview

Biodesix, Inc. (“Biodesix”, “we,” “us,” “our” or the “Company”) is a leading data-driven diagnostic solutions company leveraging state of the art technologies with our proprietary artificial intelligence (AI) platform to discover, develop, and commercialize testing solutions for clinical unmet needs, with a primary focus in lung disease. By combining a multi-omic approach with a holistic view of the patient’s disease state, we believe our testing solutions provide physicians with greater insights to help personalize their patient’s care and meaningfully improve disease detection, evaluation, and treatment. Our unique approach to precision medicine provides timely and actionable clinical information, which we believe improves overall patient outcomes and lowers the overall healthcare cost by reducing the use of ineffective and unnecessary treatments and procedures. In addition to our diagnostic tests, we provide biopharmaceutical companies with services that include diagnostic research, clinical trial testing, and the discovery, development, and commercialization of companion diagnostics.

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

We operate in a single segment and derive our revenue from two sources: (i) providing diagnostic testing services associated with (a) blood-based lung tests and (b) Coronavirus Disease 2019 (COVID-19) tests (Diagnostic Tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics (Services). We derived 90% of our total revenues for fiscal 2022 and 2021 from our diagnostic testing business.

We are dedicated to continuously publishing and presenting new data on the clinical validation and utility of our diagnostic tests. Since our inception, we have performed over 550,000 tests and continue to generate a large and growing body of clinical evidence. We have participated in 27 clinical studies, four of which are ongoing, and have published over 300 clinical and scientific peer-reviewed publications, presentations, and abstracts. We have a variety of samples with associated data in our biobank, including tumor profiles and immune profiles, which are used for both internal and external research and development initiatives.

We have commercialized eight diagnostic tests which are currently on market and we perform over 30 assays for research use as part of our laboratory services that have been used by over 60 biopharmaceutical customers and academic partners.

Blood-Based Lung Tests

We have five diagnostic blood-based tests across the lung cancer continuum of care, which generated $29.3 million and $18.7 million in revenue for fiscal 2022 and 2021, respectively, an annual growth rate of 57%.

Diagnosis

•
Nodify XL2® and Nodify CDT® tests, together marketed as part of our Nodify Lung® Nodule Risk Assessment testing strategy, assess a suspicious lung nodule's risk of lung cancer to help identify the most appropriate treatment pathway. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules.

Treatment & Monitoring

•
GeneStrat® ddPCR and VeriStrat® tests, marketed as part of our IQLung™ testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat ddPCR tumor profiling test and the VeriStrat immune profiling test have a turnaround time of two business days, providing physicians with timely results to facilitate treatment decisions.

•
GeneStrat NGS™ (NGS) test, also marketed as part of our IQLung testing strategy, is our blood-based NGS test with results in three business days. The NGS test was launched in November 2021 to a select group of physicians, with national launch in January 2022. The 52-gene panel includes guideline recommended mutations to help physicians treating advanced-stage lung cancer patients identify targeted therapy mutations in genes, such as EGFR, ALK, KRAS, MET, NTRK, ERBB2, and others, and delivers them in an expedited timeframe so patient treatment can begin sooner.

COVID-19 Tests

In response to the COVID-19 pandemic, through our partnership with Bio-Rad, we commercialized the Biodesix WorkSafe™ testing program. We generated $5.2 million and $30.2 million in revenue from COVID-19 testing during fiscal 2022 and 2021, respectively. Our scientific diagnostic expertise, technologies, and existing commercial infrastructure enabled us to rapidly commercialize two United States Food and Drug Administration (FDA) Emergency Use Authorization (EUA)-authorized tests, a part of our customizable WorkSafe program. Both diagnostic tests are owned and were developed by Bio-Rad and Bio-Rad has granted us permission to utilize both tests for commercial diagnostic services.

The Bio-Rad SARS-CoV-2 Droplet Digital™ polymerase chain reaction (ddPCR) test and the Platelia SARS-CoV-2 Total Ab test have been granted FDA EUA pursuant to the current emergency declaration. The Bio-Rad SARS-CoV-2 ddPCR test was FDA EUA authorized on May 1, 2020, authorizing performance of the test in laboratories certified under the Clinical Laboratory Improvement Amendments (CLIA) to perform high complexity tests. The second test is the Platelia SARS-CoV-2 Total Ab test, which is an antibody test intended for detecting a B-cell immune response to SARS-CoV-2, indicating recent or prior infection. The Platelia SARS-CoV-2 Total Ab test was FDA EUA authorized on April 29, 2020. Prior to using the Bio-Rad SARS-CoV-2 tests as part of our testing program, we performed feasibility, verification, and validation studies, including developing software for process automation, sample accessioning, data management and reporting, all required to demonstrate the test operated as claimed by the manufacturer and as required by our certifying regulatory agencies for high complexity laboratory testing. We secured independent reference specimens run with EUA tests to validate these tests as fit for diagnostic use in our laboratories. Beginning in second quarter 2021, we began partnering with GenScript Biotech Corporation to commercialize the blood-based cPass™ SARS-CoV-2 Neutralizing Antibody testing as a service. The test is the first surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the receptor binding domain (RBD) in the spike protein of SARS-CoV-2 that are produced in response to a previous SARS-CoV-2 infection.

Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety. The EUA declaration under Section 564 of the FDCA is distinct from and independent of the declaration by the Secretary of HHS of a public health emergency under Section 319 of the Public Health Service Act (the PHS Act). On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. Because the EUA declaration from the FDA is distinct from the declaration under Section 319 of the PHS Act, the FDA EUA may remain in effect beyond the duration of the Section 319 declaration. We cannot predict how long the EUAs for the SARS-CoV-2 tests will remain in place.

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

The COVID-19 pandemic and the surge associated with multiple variants have negatively affected our lung diagnostic testing-related revenue and our clinical studies. Beginning in the third quarter 2020, the Company’s COVID-19 testing services began to experience rapid growth with a peak in the first quarter 2021; however, subsequent to this peak, we experienced a rapid decline in COVID-19 testing revenue primarily as a result of a few significant contracts that expired as well as the ongoing increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing. We do not anticipate the need for COVID-19 testing to be commensurate with the peak demand experienced during the first quarter 2021 and instead expect the demand to substantially decline as our society adapts to a post-pandemic era. There is no assurance that our COVID-19 testing program will continue to be accepted by the market or that other diagnostic tests will become more accepted, produce quicker results or are more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain and the need for COVID-19 testing may vary, which could have a significant effect on our results of operations and profitability. As a result, increases in revenue, if any, due to any increase in demand for these diagnostic tests may not be indicative of our future revenue.

See “Risk Factors” for a description of how the COVID-19 pandemic may adversely affect our business, financial condition and results of operations.

Full Year Results for 2022

For the year ended December 31, 2022, compared to the prior year:

•
Total Revenue was $38.2 million, a decrease of 30% primarily driven by the expected decline in COVID-19 diagnostic testing;
o
Lung Diagnostic Revenue of $29.3 million, an increase of 57%
o
Services Revenue of $3.7 million, a decrease of 34%
o
COVID-19 Revenue of $5.2 million, a decrease of 83%
•
Gross Margin was $24.1 million resulting in a 63% overall gross margin percentage as compared to 44% in the prior year;
•
Operating Expenses, excluding Direct costs and expenses, were $74.6 million, an increase of 15% and including non-cash share-based compensation expense of $6.0 million as compared to $4.9 million in the prior year;
•
Net Loss was $65.4 million, an increase of 52%, which includes approximately $7.0 million of loss on debt extinguishment in 2022 as compared to a gain on debt modification of $2.3 million in the prior year;
•
Basic and Diluted Net Loss Per Common Share was $1.55;
•
Net Cash Used by Operating Activities was $45.0 million, compared to $28.2 million used in the prior year; and
•
Cash and Cash Equivalents was $43.1 million as of December 31, 2022.

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

Over the last two decades, the use of biomarker testing in clinical trials has increased, with 15% of oncology trials involving the use of biomarker testing in 2000, compared to 55% in 2018. We believe the field of biomarker discovery and companion diagnostic development for biopharmaceutical therapeutics is set to continue growing as biopharmaceutical companies seek to de-risk their research and development pipelines and increase chances of drug development success. We estimate that biopharmaceutical partnering and research opportunities represents over a $2 billion market annually.

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
•
Treatment Guidance – Early Stage: We estimate that there are over 700,000 testing opportunities annually in the United States in early-stage lung cancer to assess a patient’s risk of recurrence following curative-intent surgery, and to detect potential target mutations for therapeutics. Depending on a patient’s risk of recurrence, they may also receive chemotherapy, radiotherapy or chemoradiation post-surgery. The assessment of risk of recurrence is primarily based on the stage of cancer at diagnosis, with stage I patients typically receiving no additional treatment beyond surgery. However, 20 to 40% of patients with stage I disease do still recur within five years following surgery, representing a sub-group of patients who may have benefited from more intensive treatment protocol. We believe there is a clear clinical need for blood-based diagnostic testing prior to surgery to identify stage I patients who may benefit from a more intensive treatment protocol and we also believe there is the need for identifying stage II and IIIA patients where low risk patients may benefit from a less intensive treatment protocol. There have also been recent advances in the use of targeted therapies in early-stage lung disease. These therapies typically target specific genomic mutations or alterations found in some tumors. We believe there is therefore an emerging need for testing designed specifically for mutation detection in early-stage disease.
•
Treatment Guidance – Advanced Stage: We estimate that there are over three million diagnostic testing opportunities annually in the United States to guide advanced stage lung cancer treatment decisions. With nearly 50 FDA-approved systemic treatment regimens listed in national treatment guidelines for non-small cell lung cancer (NSCLC), there is an elevated need for personalized biomarkers to help physicians identify the right patient for the right treatment. Multiple tissue-based diagnostic tests have been approved to identify patients eligible for targeted therapies and immunotherapy; however, about 50% of patients do not have sufficient tissue collected following diagnosis to facilitate testing. To compound the issue, different molecular tests take varying amounts of time (days versus weeks) to report results back to the ordering physician, which often leads to treatment decisions being made on incomplete information. Therefore, we believe there is an imminent need for a blood-based testing solution that measures tumor mutations and the patient’s immune profile, to provide physicians with more comprehensive and timely information to assess the overall prognosis of the patient and personalize treatment.
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

Current Limitations in Biomarker Discovery and Companion Diagnostics

We estimate that the biopharmaceutical biomarker testing and companion diagnostic market opportunity represents a $2 billion market annually. Over the last two decades, the use of biomarker testing in clinical trials has increased, with 15% of oncology trials involving the use of biomarker testing in 2000 compared to 55% in 2018. From 2005 to 2015, a study identified that incorporating biomarkers into clinical development programs increased their probability of therapeutic success rate from phase 1 to FDA-approval by 570%, representing an increase from 1.6% without biomarkers to 10.7% with biomarkers. We believe the field of biomarker discovery and companion diagnostic development for biopharmaceutical therapeutics is set to continue growing as biopharmaceutical companies seek to de-risk their product development efforts and increase chances of drug development success. However, we believe as the market continues to advance, inherent limitations of both biomarker discovery and companion diagnostic development have become more apparent.

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

Our current DeepMALDI methods allow us to achieve finer mass resolution, greater sensitivity, and 20-times faster imaging speeds than other instruments. Additionally, we believe recent enhancements to our DeepMALDI methods and MALDI-ToF technology evolution now allows us to measure more than 2,000 proteins, an improvement from the previously estimated 900 proteins. We intend to maintain our leadership role in the discovery of proteomics-based diagnostic tests. We utilize our DeepMALDI and MALDI-ToF technologies in our discovery and development efforts and as part of our collaborations with our biopharmaceutical customers and academic partners.

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

Enzyme-Linked Immunosorbent Assay (ELISA)

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

Droplet Digital Polymerase Chain Reaction Technology (ddPCR)

We use the ddPCR technology for multiplexed, semi-automated nucleic acid detection. This allows high sensitivity, fast turn-around times, flexibility in our laboratory workflows, rapid scaling from low to moderate anolyte complexity, and high-volume scalability. ddPCR is an absolute quantitation method based on the partitioning of circulating nucleic acids into up to 20,000 droplets per reaction and is used for the GeneStrat ddPCR test and Bio-Rad SARS-CoV-2 ddPCR test for COVID-19. We have included the ddPCR technologies for research and development both internally and externally with our biopharmaceutical customers and academic partners.

Next Generation Sequencing Technology (NGS)

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
•
Treatment Guidance: We believe there is an imminent need for a blood-based testing solution that measures tumor-specific mutations and the patient’s immune profile to provide physicians with more comprehensive information to assess the overall prognosis of the patient and personalize treatment plans. We offer the blood-based IQLung testing strategy, which consists of the GeneStrat ddPCR and GeneStrat NGS tumor profiling tests and the VeriStrat immune profiling test for patients diagnosed with NSCLC. With an average turnaround time of three business days, we are able to quickly provide critical diagnostic information to physicians to facilitate personalized treatment decisions for their patients.
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

The Nodify XL2 test integrates peptides measured by LC-MS with clinical and radiological characteristics that are combined by an algorithm to report out three potential results: Likely Benign, Reduced Risk, or Indeterminate. Specifically, the Nodify XL2 test measures the relative abundance of two peptides (LG3BP and C163A) in circulation in the patient’s blood. The native proteins from which the peptides are derived have been associated with an inflammatory response to cancer. The clinical factors are patient age and smoking status, and radiological factors are nodule size, location, and edge characteristics.

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

Blood samples for the Nodify XL2 and Nodify CDT tests can be collected in the physician’s office, laboratory, or at home through use of mobile phlebotomy. Mobile phlebotomy options facilitate testing for patients even if they are not seen in person by the physician and instead are seen through telehealth visits. This benefits the patient as scheduling can be conveniently fit to their needs and can keep them away from a physician’s office or hospital for safety concerns. Additionally, mobile phlebotomy benefits the physician as the logistics around a blood draw or tissue sampling are out of their hands. We have a national network of contracted Nurses and Phlebotomists to support at-home or mobile blood collection.

Both tests require a single blood sample shipped at ambient temperature to our certified, high-complexity clinical laboratory in De Soto, Kansas. Nodify CDT testing requires whole blood and Nodify XL2 testing requires either a whole blood K2EDTA tube, or whole blood spotted onto our proprietary Blood Collection Device (BCD). The introduction of the BCD and now the stand-alone whole blood tube as qualified specimen collection methods for use with the Nodify XL2 test alleviated the need for serum separation processing steps by phlebotomists at blood draw sites such as centrifugation, and cold chain (dry ice) shipments, which has increased the market access to our proteomic-based tests. Results for the Nodify CDT test alone are typically available within one day. If both tests are ordered for the patient and Nodify CDT returns a result of NSLAD, then both test results are typically available within four to five business days. All results are available through secure communication methods, including a portal, fax, hard copy, or mobile device.

Treatment Guidance and Monitoring

Profiling the tumor through blood-based testing can help identify mutations in genes that may be driving growth of the tumor and may be targets for therapeutics. However, tumors also suppress intrinsic mechanisms that prevent the patient’s immune system from identifying and eliminating the cancer cells. Profiling the immune system can show if the patient’s immune system may have been subverted and therefore, is less likely to be responsive to immunotherapies. Our blood-based IQLung testing strategy consists of the GeneStrat ddPCR and GeneStrat NGS tumor profiling tests and the VeriStrat immune profiling test, which can be ordered together or separately for patients with NSCLC. Together, the tests typically have an average turnaround time of three business days, providing physicians with timely results to facilitate treatment decisions.

GeneStrat ddPCR

The GeneStrat test is a blood-based tumor profiling test that detects the guideline recommended, actionable mutations in lung cancer: EGFR, KRAS, BRAF, EML4-ALK, ROS-1, and RET. Physicians can order one or any combination of the gene tests, whichever they deem medically necessary for the individual patient. The presence of a mutation in one of the genes could indicate the patient is a candidate for the associated guideline-recommended targeted therapy. The GeneStrat test performance and potential clinical utility have been published in three peer reviewed studies.

The GeneStrat test results are typically available within two business days from our receipt of the sample in our Boulder, Colorado clinical laboratory. In a study at Eastern Carolina University, it was observed that blood-based testing was up to three weeks faster than tissue-based testing, with tissue-based testing taking a median of 26 days from sample collection. With GeneStrat testing, results are typically available in time for the patients first oncology visit, allowing the patient to start front-line treatment as quickly as possible. In the same study, it was observed that only 4% of patients had tissue-based molecular test results prior to start of front-line treatment. Meanwhile, after integrating Biodesix testing at the institution, 72% of patients had molecular test results available. Testing with the GeneStrat test can help physicians identify driver mutations quickly to help speed up time to treatment.

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

GeneStrat NGS test results are typically available within three business days from the start of processing of the sample in our Boulder, Colorado clinical laboratory.

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

GeneStrat ddPCR testing is performed using PCR technology, GeneStrat NGS testing is performed using NGS technology, and the protein features in VeriStrat are measured using MALDI-ToF mass spectrometry. Results are typically available within three business days through secure communication methods, including a portal, fax, hard copy, or mobile device.

The GeneStrat ddPCR and GeneStrat NGS tests require whole blood specimen collection tubes, and VeriStrat requires a whole blood sample spotted onto our proprietary BCD. Both sample types are shipped at ambient temperature and testing is performed in our certified, high-complexity clinical laboratory in Boulder, Colorado.

COVID-19

Biodesix WorkSafe COVID-19 Testing Program

In response to the COVID-19 pandemic, through our partnership with Bio-Rad, we commercialized the Biodesix WorkSafe testing program. Our scientific diagnostic expertise, technologies, and existing commercial infrastructure enabled us to rapidly commercialize two FDA EUA authorized tests, a part of our customizable program. Both diagnostic tests are owned and were developed by Bio-Rad and Bio-Rad has granted us permission to utilize both tests for commercial diagnostic services. The Bio-Rad SARS-CoV-2 ddPCR test was FDA EUA authorized on May 1, 2020, authorizing performance of the test in laboratories certified under CLIA to perform high complexity tests. The second test is the Platelia SARS-CoV-2 Total Ab test, which is an antibody test intended for detecting a B-cell immune response to SARS-CoV-2, indicating recent or prior infection. The Platelia SARS-CoV-2 Total Ab test was FDA EUA authorized on April 29, 2020. Prior to using the Bio-Rad SARS-CoV-2 tests as part of our testing program, we performed feasibility, verification, and validation studies, including developing software for process automation, sample accessioning, data management and reporting, all required to demonstrate the test operated as claimed by the manufacturer and as required by our certifying regulatory agencies for high complexity laboratory testing. We secured independent reference specimens run with EUA tests to validate these tests as fit for diagnostic use in our laboratories. Beginning in second quarter 2021, we began partnering with GenScript Biotech Corporation to commercialize the blood-based cPass SARS-CoV-2 Neutralizing Antibody testing as a service. The test is the first surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the RBD in the spike protein of SARS-CoV-2 that are produced in response to a previous SARS-CoV-2 infection.

Bio-Rad SARS-CoV-2 ddPCR Test

The Bio-Rad SARS-CoV-2 ddPCR test, also known as a molecular or viral test, is intended for the qualitative detection of nucleic acid from SARS-CoV-2, the virus that causes COVID-19. The test targets detection of the nucleic acid from SARS-CoV-2 (not from any other viruses or pathogens) in respiratory specimens to identify and isolate infected individuals. Recent studies have shown that ddPCR-based testing is more sensitive than qPCR for detecting SARS-CoV-2, specifically in the reduction of false negative results. In one study, the ddPCR test demonstrated 95% accuracy vs. 47% for other “bulk” RT-PCR technologies used in other molecular tests. Specimens are shipped at ambient temperature or dry ice depending on the viral transport media (VTM) used, and testing is performed using ddPCR in our certified, high-complexity clinical laboratory in Boulder, Colorado. Results are typically available through secure communication methods, including fax, hard copy, or encrypted email within 24 to 48 hours on average from receipt of the sample.

Platelia SARS-CoV-2 Total Ab Test

The Platelia SARS-CoV-2 Total Ab test (also known as a serology or antibody test) is intended for use as an aid in identifying individuals who have developed an adaptive immune response to the SARS-CoV-2 virus, indicating recent or prior infection. The test uses whole blood to detect circulating antibodies against the virus. The sensitivity is 98% and specificity is 99% eight days after the onset of symptoms. At this time, it is not known how long antibodies persist following infection and if the presence of antibodies confers protective immunity. The test is intended for the qualitative detection of total anti-SARS-CoV-2 nucleocapsid antibodies (IgG, IgM and IgA) in human serum or plasma specimens. The test requires a 3 mL blood draw, and samples are shipped at ambient temperature. Testing is conducted using semi-automated ELISA technology in our certified, high-complexity clinical laboratory in De Soto, Kansas. Results are typically available within 24 to 48 hours from receipt of the sample through secure communication methods, including fax, hard copy, or encrypted email.

cPass SARS-CoV-2 Neutralization Antibody Test

The cPass SARS-CoV-2 Neutralization Antibody Test is the first blood-based surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the RBD in the spike protein of SARS-CoV-2 that are produced in response to a previous SARS-CoV-2 infection. This test was commercially introduced in partnership with GenScript Biotech Corporation.

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

To date, we have over 60 biopharmaceutical customers and academic partners who have utilized our diagnostic tests and services. The following are a few case studies of early-stage biomarker discovery and development with our biopharmaceutical customers.

•
AstraZeneca: We provided services to AstraZeneca to retrospectively analyze samples from the FLAURA clinical trial (NCT02296125). The goal of this analysis was to interpret and establish the clinical utility of blood-based longitudinal monitoring of EGFR sensitizing and resistance mutations by ddPCR in advanced NSCLC patients treated with osimertinib. The data demonstrated that these circulating DNA mutations could be tracked in blood to interpret the patient’s prognosis, and could help AstraZeneca to identify disease progression three months (median) in advance of standard imaging. We have used our ddPCR assay to monitor EGFR sensitizing and resistance mutations in clinical trial samples from seven different clinical trials for Tagrisso.

•
Genentech: We partnered with Genentech to discover a novel proteomic classifier for advanced NSCLC patients treated with atezolizumab. The test was discovered on a small clinical cohort (n=77) and was independently validated on blinded samples (n=270) from the POPLAR clinical trial (NCT01903993). The validation revealed that the proteomic test was predictive of progression free survival and overall survival for atezolizumab versus the control arm docetaxel. Additionally, an analysis compared the correlation between our proteomic classifier with standard of care biomarkers (PD-L1 expression status and tumor mutation burden), which revealed there was no significant correlation. We published additional work on the Genentech classifier with three posters presented at the society of immunotherapy conference (SITC). This data reinforces that our classifier provides unique and valuable information in the treatment of patients with advanced NSCLC. It is our belief that Genentech could use this strategy to identify patients that could derive a longer progression free survival from atezolizumab.
•
HiberCell: In January 2021, we announced a broad collaboration with HiberCell for companion diagnostic discovery, development and commercialization. The agreement initially focuses on the further development of an ELISA as a companion diagnostic in future registrational trials for Imprime PGG programs.

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
•
Our proprietary technologies and processes are protected by a portfolio of approximately 122 issued patents in the United States and internationally, and 22 uniquely registered United States trademarks. We take efforts to protect our proprietary position using a variety of methods, such as a pursuit of United States and foreign patent applications related to our proprietary technology, use of trade secrets, trademarks, know-how, continuing technological innovation and potential in-licensing and acquisition opportunities.
•
Our demonstrated success commercializing diagnostic tests in lung disease as well as unprecedented turnaround times. With eight diagnostic tests launched and three currently in development, our commercial portfolio of blood-based solutions currently addresses clinical unmet needs within diagnosis, treatment and monitoring of lung cancer. Our diagnostic tests provide rapid, actionable, and holistic diagnostic information to help inform physicians on the next steps in a patient’s care plan. For example, the blood based IQLung strategy for lung cancer patients integrates the GeneStrat ddPCR test, the GeneStrat NGS test and the VeriStrat test to support treatment decisions across all stages of lung cancer with results in an unprecedented two to three business days, expediting time to treatment. We have displayed agility in our R&D and commercial launch efforts and within a month of initiating a development collaboration, launched three diagnostic tests for COVID-19 for commercial use.
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

Our Diagnostic Tests in Development

With the goal of finding solutions for clinical unmet needs related to diagnosis, treatment and monitoring in lung disease, our diagnostic tests in development include the following:

Early-Stage NSCLC—Risk of Recurrence (ROR)

Currently, surgical resection of the tumor without systemic or radiation therapy is standard of care for stage I NSCLC patients. However, 20 to 40% of surgically treated patients will suffer a recurrence within five years after surgery. From market research with pulmonologists, thoracic surgeons, and medical oncologists, we identified a significant clinical unmet need for a blood-based test to help identify stage I NSCLC patients who are at a higher risk of recurrence and may benefit from a more aggressive surgical procedure, or from neoadjuvant or adjuvant systemic treatment. Based on this unmet diagnostic need, we discovered the Risk of Recurrence (ROR) test, which is a pre-surgery blood-based proteomic test, designed with the Diagnostic Cortex to predict whether a stage I NSCLC patient has a higher risk of recurrence post-surgical resection. Knowing this information early and before surgery may change the surgical plan and/or support treatment decisions such as neoadjuvant or adjuvant therapy, which have the potential to reduce tumor volume and address micro-metastatic disease as early as possible. Our ROR test validated in an independent sample set, and we are currently working with major academic institutions across the United States to further validate the test.

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

The combination ICI regimens see some improvement in performance over single agent ICI, but side effect profiles are worse, and costs are higher than for single agent ICI. In addition, recent data have shown that a subset of patients experience more rapid disease progression on ICI compared with chemotherapy. We utilized the Diagnostic Cortex platform to discover our Primary Immune Response (PIR) test. PIR is a blood-based proteomic test designed to profile a patient's potential to mount an immune response to their cancer and predict those patients likely to respond to ICI monotherapy treatment, ICI + chemotherapy combination treatment, or who would be highly resistant to ICI therapy. Our PIR test has been validated in multiple independent sample sets for advanced stage NSCLC patients treated with single agent ICI, and we are currently working with major academic institutions across the United States to further validate the test in a prospective study called BEACON-Lung.

Monitoring – Progression & Resistance

Blood-based monitoring with our ddPCR technology may offer a feasible method to non-invasively evaluate therapeutic mechanism of action, disease progression, and the emergence of resistance mutations in patients treated with targeted therapies. Our internal validation studies have shown the utility of the GeneStrat EGFR ddPCR test as an example in all three of these indications. The test can identify disease progression up to three months (median) in advance of standard imaging. Using ddPCR for longitudinal blood-based monitoring of EGFR cell-free DNA mutations is a cost-effective testing method while patients are being treated with targeted therapies.

Clinical Trials

We are dedicated to continuously publishing and presenting new data on the clinical validation and utility of our diagnostic tests. We have participated in 27 clinical studies, four of which are ongoing, and have published over 300 peer-reviewed publications and presentations. The following are our ongoing clinical studies for our diagnostic testing solutions.

ORACLE Registry Study (NCT03766958)

The ORACLE registry study was designed to develop real-world clinical utility data for Nodify XL2 and is titled “An Observational Registry Study to Evaluate the Performance of the Nodify XL2 Test”. The study objectives are to show a reduction in invasive procedures on patients with benign nodules compared to a historical control obtained from chart review. The first patient enrolled on October 16, 2018. Study enrollment was closed on May 12, 2022, with 494 prospective registry patients enrolled and 348 retrospective chart review patients accrued. As of February 9, 2023, 21 subjects remain in 2-year follow-up.

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

INSIGHT Observational Study (NCT03289780)

The INSIGHT observational study is designed to evaluate the real-world clinical utility and performance of the IQLung (GeneStrat ddPCR, GeneStrat NGS and VeriStrat) testing strategy. The title is “Observational Study Assessing the Clinical Effectiveness of VeriStrat and Validating Immunotherapy Tests in Subjects with Non-Small Cell Lung Cancer (INSIGHT)” and the first patient enrolled on May 11, 2016. To date, we have over 4,700 patients enrolled with a target 5,000 enrollment goal. Final analysis with 3-year follow-up is estimated to be completed by 2026. Results of an interim analysis were presented most recently at AACR 2021. Additionally data on the first 2,000 patients with 1-year follow-up data was published in the Journal for ImmunoTherapy of Cancer in September 2021. The study rationale is to guide the adoption of VeriStrat and inform medical decision making, including treatment choice, and enable the validation of additional mass spectrometry-based proteomic tests. The primary study objective is to describe the impact of the VeriStrat test results on treatment decisions, including but not limited to the percentage change in treatment decision, differences in chosen treatments between patients classified as VeriStrat Good and those classified as VeriStrat Poor, and the percentage of patients receiving systemic therapy or supportive therapies only.

BEACON-Lung Clinical Study (NCT04676386 - Suspended)

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

Coverage and Reimbursement

The primary source of reimbursement for our tests in the United States is from third-party payers including government payers, such as Medicare, and commercial payers, such as insurance companies. Reimbursement for laboratory tests in the United States is determined by various payers, including private third-party payers, managed care organizations, and state and federal health care programs, such as Medicare and Medicaid. In Medicare, coverage of an item or service depends on whether it is “reasonable and necessary” under the section 1862(a)(1)(A) of the Social Security Act (SSA). For single-source laboratory tests, this determination is typically made by the Medicare Administrative Contractor (MAC) with jurisdiction over the laboratory where the test is performed. Our Boulder, Colorado laboratory is currently under the jurisdiction of Novitas Solutions, Inc. Our De Soto, Kansas laboratory is under the jurisdiction of Wisconsin Physicians Service Insurance Corporation (WPS), which participates in the MolDX program (administered by another MAC, Palmetto GBA) to set coverage policy for molecular diagnostic tests.

Medicare pays for clinical diagnostic laboratory tests (CDLTs), on the Clinical Laboratory Fee Schedule (CLFS). Section 216(a) of the Protecting Access to Medicare Act of 2014 (PAMA) added section 1834A to the SSA, which established the current CLFS rate setting processes and coding provisions for CDLTs, and created a new subcategory of CDLTs called Advanced Diagnostic Laboratory Tests (ADLTs), with separate reporting and payment requirements.

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

Compliance with applicable laws and regulations, as well as internal compliance policies and procedures adds complexity to the billing process. The Centers for Medicare & Medicaid Services (CMS) is responsible for overseeing the establishment of new Healthcare Common Procedure Coding System (HCPCS) codes for billing the Medicare program and other payers. CMS continuously evaluates and implements changes to the Medicare billing, coding, and reimbursement processes. To receive reimbursement from third-party payers, we bill our tests using a variety of HCPCS codes or Current Procedural Terminology (CPT) codes, as defined by the American Medical Association. For some of the tests we conduct, there may not be a specific CPT or HCPCS code, in which case the test may be billed under a miscellaneous code for an unlisted molecular pathology procedure or unlisted multiple anolyte test with algorithmic analysis (MAAA) procedure. Because these miscellaneous codes do not describe a specific service, the third-party payer claim may be examined to determine the service provided, whether the service was appropriate and medically necessary and whether payment should be rendered. This process can result in a delay in processing the claim, a lower reimbursement amount, and/or denial of the claim.

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

Clinical Laboratory Operations

We perform the VeriStrat, GeneStrat ddPCR, GeneStrat NGS, and COVID-19 ddPCR tests in our Boulder, Colorado high-complexity CLIA certified clinical laboratory. The laboratory is College of American Pathology (CAP) accredited, New York State Department of Health (NYSDOH)—permitted and licensed, ISO 13485:2016 Quality Management Systems—Requirements for Regulatory Purposes for Medical Devices certified, along with all other states that require licensing: California, Maryland, Pennsylvania, and Rhode Island. All aspects of the testing process from receipt of the test requisition form through to delivery of test results are performed in the Boulder, Colorado facility. The proprietary testing methods use semi-automated workflows that facilitate the successful delivery of greater than 90% of our tests within three days, and we believe our existing workflows will continue to successfully deliver our tests within this timeframe.

The Nodify XL2, Nodify CDT, COVID cPASS and COVID-19 total antibody tests are performed in our De Soto, Kansas high-complexity CLIA certified clinical laboratory. This clinical laboratory is also CAP-accredited, NYSDOH—permitted and licensed, ISO 13485:2016 Quality Management Systems—Requirements for Regulatory Purposes for Medical Devices certified and licensed by California, Maryland, Pennsylvania, and Rhode Island. Receipt of requisitions and testing is performed in our De Soto, Kansas clinical laboratory. Delivery of the test results is performed by personnel from our Boulder, Colorado headquarters. The proprietary testing methods use semi-automated workflows that facilitate the successful delivery of greater than 90% of our tests within five days, and we believe our existing workflows will continue to successfully deliver our tests within this timeframe.

Personnel in both facilities are responsible for quality assurance oversight, licensing, and regulation compliance and maintenance to ensure data integrity and consistent, validated processes.

Supply Chain

We rely on third-party suppliers, including in some instances single source suppliers, to provide us with certain components of our diagnostic tests. The number of suppliers feeding into the production of our diagnostic tests is in excess of 65 worldwide. We consider a select few of these suppliers, located in the United States, Europe and China, as critical single source providers of components. Bio-Rad, as described below, is the sole source supplier for our GeneStrat test, COVID-19, and antibody testing program. Oncimmune is also the sole source supplier for our Nodify CDT tests but there are known secondary suppliers for these materials. We have initiated the second source qualification process for the majority of these critical components.

In addition, we purchase supplies through purchase orders without long-term supply agreements with, or guaranteed commitments from, many of our suppliers, including single source suppliers. Additionally, at present, we have a limited contract with a contract manufacturer for the production of certain of our diagnostic testing kits; however, during 2022 we transitioned the majority of kitting performed outside of the Company to our internal operations team for cost savings and risk management. We depend on our suppliers and contract manufacturers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements.

We entered into a nonexclusive license and supply agreement with Bio-Rad in August 2019. We rely on Bio-Rad to supply equipment and reagents used to perform ddPCR testing, a service offered by us under a variety of fee for service agreements and the core technology powering the GeneStrat test, but these supplies are able to be supplied by known suppliers. A disruption to this supply would negatively impact our ability to perform the GeneStrat tests until alternatives could be validated.

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

Our patent strategy has focused on creating and acquiring protection for our VeriStrat and Nodify XL2 proteomic tests, while utilizing trade secret and some methods patent protection for our genomic test (the GeneStrat ddPCR and GeneStrat NGS™ tests) and ELISA test (the Nodify CDT test). We have entered into a non-exclusive license agreement with Bio-Rad, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of ddPCR in cancer detection testing for third parties in the United States. Bio-Rad owns patents relating to ddPCR and to which we have a non-exclusive license to utilize for the performance of ddPCR in cancer detection testing for third parties as set forth in the Bio-Rad License Agreement. In addition, we have separately been granted permission by Bio-Rad to use the Bio-Rad SARS-CoV-2 ddPCR test and Platelia SARS-CoV-2 Total Ab test for commercial diagnostic services. We are unaware of patents owned by Bio-Rad relating to its COVID-19 antibody test but acknowledge that Bio-Rad has know-how and trade secrets relating to this test. We have patent protection in the United States and other countries around the world for the primary use of the VeriStrat test for profiling of patients with NSCLC, and various other uses of the VeriStrat test, such as breast cancer, prostate cancer, head and neck cancer have received patent protection. We have also received patent protection relating to our core classifier development program, our Diagnostic Cortex® technologies and our approaches to using MALDI-ToF technology (DeepMALDI® techniques). Additionally, our first device patent was issued in 2019 for our internally designed blood collection device.

As of December 31, 2022, our patent portfolio includes 53 issued United States patents, 69 issued foreign patents, which includes five European patents that were nationalized in multiple European countries, and 51 pending applications (including 29 foreign patent applications). With regard to our product development efforts, new applications have been filed around developments relating to ARDS and COVID diagnostics, new analytic methodologies using Shapley values and semi-quantitative spectra analysis in MALDI, and national stage applications are now in active prosecution to protect our pipeline ROR and PIR tests.

The patent portfolio can be broken down into five major categories:

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

Because branding is as much a part of any intellectual property strategy as patent or trade secret protection we have a number of registered and pending trademarks relating to our company and products. We have received or filed for trademark protection in the United States for our tradename (Biodesix), the names of five of our commercial tests (namely the VeriStrat, GeneStrat ddPCR, GeneStrat NGS, Nodify XL2 and Nodify CDT tests), and a suite of research tests (ImmunoStrat), as well as having trademark protection for our core development and methodological platforms, such as our Diagnostic Cortex and DeepMALDI technologies. In all, as of

December 31, 2022, we have 22 uniquely registered United States trademarks, 11 of which (including Biodesix, VeriStrat, and GeneStrat) have received foreign issuances as well, with three trademarks pending approval from the USPTO. We will continue to pursue protection in the United States and abroad for our branded assets and will continue to use branding to protect products currently in development, key Biodesix developments and non-trade secret methodologies.

We also rely on trade secrets, including know-how, confidential information, unpatented technologies and other proprietary information, to strengthen or enhance our competitive position, protect and maintain aspects of our business that are not amenable to, or that we do not presently consider appropriate for, patent protection, and prevent competitors from reverse engineering or copying our technologies. We have decided that some technologies, such as our laboratory methodologies (including sample preparation and assay development), and some information (such as client and billing information) are best kept as trade secrets. However, trade secrets and confidential know-how are difficult to protect. To avoid inadvertent and improper disclosure of trade secrets, and to avoid the risks of former employees using these trade secrets to future employment, it is our policy to require employees, consultants and independent contractors to assign all rights to intellectual property they develop in connection with their employment with or services for the Company to the Company. We also protect our existing and developing intellectual property expressly through confidentiality provisions in agreements with third parties. There can be no assurance, however, that these agreements will be self-executing or otherwise provide meaningful protection for our trade secrets or other intellectual property or proprietary information, or adequate remedies in the event of unauthorized use or disclosure of such trade secrets or other intellectual property or proprietary information.

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

Government Regulations

Clinical laboratory tests like our diagnostic tests are regulated under CLIA and State law. The FDA regulates medical devices pursuant to the FDCA, including many diagnostic test kits, such as in vitro diagnostic tests (IVDs). However, most Laboratory Developed Tests (LDTs) are not currently subject to the FDA’s regulation (although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to such regulation) because the FDA has historically exercised enforcement discretion over LDTs. LDTs are a subset of IVDs that are intended for clinical use and developed, validated, and offered within a single laboratory for use only in that laboratory. FDA’s authority to regulate LDTs has been contested for many years, and there have been several legislative and administrative proposals regarding LDT regulation seeking to end or limit enforcement discretion and to bring LDTs under new or existing FDA regulatory frameworks.

We cannot predict the likelihood that Congress will pass legislation or the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices or pursuant to a new framework. Until legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval. It is also unclear at this time when or if, the FDA will finalize its plans to end enforcement discretion in the absence of legislation, via notice and comment rulemaking or otherwise. Even if a new framework is not established via legislative or administrative action, the FDA may attempt to regulate and enforce against certain LDTs on a case-by-case basis at any time.

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

On January 31, 2020, HHS Secretary Alex M. Azar II declared a public health emergency for COVID-19, under 21 U.S.C. § 360bbb-3(b)(1), justifying the authorization of emergency use of IVDs for detection and/or diagnosis of COVID-19. This determination was published in the Federal Register on February 7, 2020. 85 Fed. Reg. 7316 (Feb. 7, 2020). The EUA declaration under Section 564 of the FDCA is distinct from and independent of the declaration by the Secretary of HHS of a public health emergency under Section 319 of the Public Health Service Act. On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. Because the EUA declaration under Section 564 of the FDCA is distinct from the declaration under Section 319 of the PHS Act, an EUA may remain in effect beyond the duration of the Section 319 declaration. Before HHS terminates an EUA declaration, it will publish a notice of termination in the Federal Register.

While the emergency declaration for COVID-19 IVDs under Section 564 of the FDCA remains in effect, the FDA may authorize the use of an unapproved product or an unapproved use of an approved product if it concludes that:

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

The Bio-Rad SARS-CoV-2 ddPCR test, the cPASS neutralization antibody test kit, and the Platelia SARS-CoV-2 Total Ab test have been granted FDA EUA pursuant to the current emergency declaration. We have completed all required performance verification studies to validate the use of the tests in our laboratories in accordance with the FDA Policy for Coronavirus Disease-2019 Tests During the Public Health Emergency, CAP and New York State Clinical Laboratory Standards of Practice (NYS CLEP) requirements. The FDA Policy for COVID-19 tests is a guidance document that explains the FDA’s current thinking on the topic, is subject to change, and does not establish any legally enforceable responsibilities. The FDA does not expect a separate notification or EUA request from high complexity CLIA laboratories that are performing testing for SARS-CoV-2 using only EUA-authorized test kits purchased from commercial manufacturers or their distributors. According to previous versions of the FDA's Policy for COVID-19 tests, a laboratory may make certain modifications to an EUA-authorized test if the modified test is validated using a bridging study without submitting an EUA amendment or formal notification. According to the current FDA Policy for COVID-19 tests (January 12, 2023), a laboratory that modified an EUA authorized test pursuant to the previous policy for use of a new specimen through a bridging study when the new specimen type had been previously authorized for another test of the same technology may continue to offer the modified test without submitting an EUA amendment or formal notification.

Federal and State Laboratory Licensing Requirements

The Biodesix Boulder, Colorado clinical laboratory is a CAP-accredited clinical laboratory regulated by CMS pursuant to CLIA. CMS has granted CAP deeming authority under CLIA, which allows CAP to inspect laboratories in lieu of CMS. In addition to holding a CLIA Certificate and CAP laboratory accreditation, Biodesix’s Quality Management System (QMS) holds an ISO 13485:2016 certificate (passed recertification audit in December 2021). The Biodesix Boulder, Colorado clinical laboratory has received approval from the NYSDOH, NYS CLEP in Soluble Tumor Markers, and Molecular and Cellular Tumor Markers and Virology as well as holding state permits and licenses in California, Maryland, New York, Pennsylvania, and Rhode Island.

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

The Biodesix De Soto, Kansas clinical laboratory is a CAP-accredited clinical laboratory regulated by CMS pursuant to CLIA. CMS has granted CAP deeming authority under CLIA, which allows CAP to inspect laboratories in lieu of CMS. In addition to holding a CLIA Certificate and CAP laboratory accreditation, the De Soto, Kansas clinical laboratory passed its first CAP inspection in June 2021. Biodesix’s QMS holds an ISO 13485:2016 certificate (recently passed surveillance audit in January 2023). The De Soto, Kansas clinical laboratory has received approval from the NYSDOH, NYS CLEP in Soluble Tumor Markers and Diagnostic Immunology as well as holding state permits and licenses in California, Maryland, New York, Pennsylvania, and Rhode Island.

The International Organization for Standardization (ISO) is an independent, non-governmental international organization that defines world-class specifications for products, services and systems, to ensure quality, safety and efficiency. ISO 13485:2016 is a harmonized, international regulatory benchmark for quality management systems that addresses most or all of the QMS requirements in markets including the United States, European Union, Australia, Japan and Canada. The ISO 13485:2016 certificate confirms that an organization operates a QMS that conforms to the standards established by ISO. The FDA has proposed a rule to harmonize and modernize its Quality System Regulation (QSR), which would supplant the existing requirements with ISO 13485:2016. Although this rule has been delayed several times since spring 2018, the Office of Management and Budget (OMB) updated its website (January 2022) to indicate that the FDA’s proposed rule to harmonize the agency’s medical device QSR with the ISO 13485 standard has been finished and is now under review by OMB.

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

Manufacturers of medical devices must document in a clinical evaluation report (CER) the evaluation of the clinical data related to the device. The CER is part of the device’s technical file. The evaluation shall document that the applicable Essential Requirements/General Safety and Performance Requirements are met and document the evaluation of the undesirable side-effects and the acceptability of the benefit-risk ratio. The CER must be updated based on information from the post-market surveillance and vigilance activities related to the device. The CER shall consist, inter alia, of analyzed clinical data collected from a clinical investigation of the device, or the results of other studies on substantially equivalent devices. Reliance on “substantially equivalent” devices is very restrictive and requires, inter alia, that the manufacturer has full access to the technical documentation of the equivalent device on an ongoing basis and, if the “equivalent device” is not its own, that the manufacture has in place a contract with the manufacturer of the “equivalent device.”

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

Premarket submission process

Unless a statutory or regulatory exemption or enforcement discretion policy applies, before a new medical device, or a new intended use of, claim for, or significant modification to an existing device, can be marketed in the United States, the manufacturer must obtain the FDA’s: (1) permission for commercial distribution under section 510(k) of the FDCA (510(k) clearance); or (2) approval of a Premarket Approval (PMA); or (3) de novo classification and authorization. These processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.

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

If a predicate device is not available, the FDA allows the submission of a direct De Novo petition. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. A De Novo request includes a description of the device, a discussion of the general controls and any specific controls recommended to provide reasonable assurance of the safety and effectiveness of the device, a description of the probable benefits of the device when compared to the probable risks when the device is used as intended, non-clinical data including bench performance and animal testing, technical information about the device, and clinical data (if applicable). FDA’s goal is to review a De Novo request within 150 review days after receiving the petition. As with a 510(k) submission or PMA, the length of the review can be prolonged if the FDA requests additional information from the applicant.

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

Federal and State Fraud and Abuse Laws

We are subject to federal fraud and abuse laws such as the federal Anti-Kickback Statute (AKS), the federal prohibition against physician self-referral (Stark Law), the Eliminating Kickbacks in Recovery Act (EKRA), and the federal False Claims Act (FCA). We are also subject to similar state and foreign fraud and abuse laws.

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

The FCA (31 USC § 3729) imposes penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment to the government that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to such a false or fraudulent claim, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. This statute also permits a private individual acting as a “qui tam” whistleblower to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $13,508 to $27,018 per false claim or statement for penalties assessed after January 30, 2023, with respect to violations occurring after November 2, 2015.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payer knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular provider, practitioner, or supplier, and contracting with an individual or entity that the person knows or should know is excluded from participation in a federal health care program. In addition, federal criminal statutes created by the Health Insurance Portability and Accountability Act (HIPAA) prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

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

Privacy and Data Protection Laws

Numerous federal and state laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act, govern the collection, dissemination, security, use and confidentiality of protected health information (PHI) and personal information. In the course of performing our business we obtain personal information, including PHI. Laws and regulations relating to privacy, data protection, and consumer protection are evolving and, in some cases, particularly with regard to newer laws, may be subject to potentially differing interpretations. Under HIPAA and HITECH, the HHS issues regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of PHI, used or disclosed by covered entities (CEs) and their authorized business associates (BAs). Because we are a health care provider that electronically transmits health care information, and we also provide certain services to CEs and receive PHI from them, we are at times either a CE or a BA, as defined by HIPAA. Our subcontractors that create, receive, maintain, transmit or otherwise process PHI on our behalf are HIPAA BAs and must also comply with HIPAA, as applicable.

HIPAA and HITECH include the privacy and security rules, breach notification requirements and electronic transaction standards. The privacy rule governs the use and disclosure of PHI, generally prohibits the use or disclosure of PHI except as permitted under the rule, and mandates certain safeguards to protect the privacy of PHI. The privacy rule also sets forth individual rights, such as the right to access or amend certain records containing such individual’s PHI, or to request restrictions on the use or disclosure of such individual’s PHI. The security rule requires CEs and BAs to safeguard the confidentiality, integrity, and availability of electronically transmitted or stored PHI (also referred to as ePHI) by implementing administrative, physical and technical safeguards. Under HIPAA’s breach notification rule, a CE must notify individuals, the Secretary of HHS, and in some circumstances, the media of certain breaches of unsecured PHI or ePHI, and similar breach notification provisions apply to certain BAs under the HITECH Act.

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

In addition, we may be subject to state privacy, cybersecurity, and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. California, for example, has enacted the Confidentiality of Medical Information Act, which, in addition to HIPAA and HITECH, sets forth standards with which all California health care providers must abide. Colorado has enacted the Colorado Privacy Act, and Virginia has enacted the Consumer Data Protection Act, both of which also have standards that must be complied with that supplement Federal data protection requirements, State laws may be more stringent, broader in scope or offer greater individual rights with respect to PHI than HIPAA, and state laws may differ from each other in regards to personal information treatment, which may complicate compliance efforts. For instance, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020 and was amended by the passage of the California Privacy Rights Act (CPRA) in November of 2020, which amendments came into force on January 1, 2023. The CCPA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. Although there are certain exemptions for PHI and clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future and the CCPA may increase our compliance costs and potential liability. Additionally, the CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency – the California Privacy Protection Agency – specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that could continue to make compliance challenging and costly.

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

We may also be subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may add additional compliance burden and complexity. For example, in the EEA, the collection and use of personal data is governed by the European Union's General Data Protection Regulation (GDPR). In the United Kingdom, the GDPR has been adopted in substantially the same form, however the UK may potentially make revisions in the coming years. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data. European and United Kingdom data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which adds to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices is often updated or otherwise revised. GDPR applies extra-territorially under certain circumstances and imposes stringent requirements on controllers and processors of personal data, including, for example, requirements to ensure a legal bases to process personal information, provide robust disclosures to individuals, facilitate data subject rights, provide data security breach notifications within 72 hours after discovering a breach in certain circumstances, limit retention of personal information and apply enhanced protections to health data and other categories of sensitive personal information. The GDPR also has requirements around international transfers of personal data. Requirements around transfers to the United States and other jurisdictions have increased since a July 2020 decision by the Court of Justice of the European Union invalidated the Privacy Shield as a basis to transfer personal data from Europe to the United States, and added requirements for reliance on Standard Contractual Clauses. Regulatory guidance on requirements for international transfers, and other GDPR compliance matters, continues to evolve; for example, the European Commission in December 2022 announced that it was beginning the process of drafting a new adequacy decision that would ease regulatory barriers for data transfers to the United States. However, it is widely expected that the new adequacy decision will itself face scrutiny from the Court of Justice, underscoring that GDPR compliance is an ongoing endeavor. Failure to comply with the requirements of the GDPR may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of our preceding fiscal year, whichever is higher, and other administrative penalties. To comply with the GDPR and other applicable international data protection laws and regulations, we may be required to put in place additional mechanisms ensuring compliance, which may result in other substantial expenditures.

Cybersecurity

Our business relies on secure and continuous processing of information and the availability of our IT networks and IT resources, as well as critical IT vendors that support our technology, research and other data processing operations. While we take steps to protect our systems and data, security incidents, data breaches, computer malware and computer hacking attacks have become more prevalent across industries, including the life sciences sector, and may occur on our systems or those of our third-party service providers. Unauthorized persons may in the future be able to exploit weaknesses in the security systems of our (or our third-party service providers) IT networks and gain access to PHI and other personal information, sensitive trade secrets, or other proprietary information. Any wrongful use or disclosure of PHI, other personal information, trade secrets or other proprietary information by us or our third-party service providers could subject us to regulatory fines or penalties, third-party claims or otherwise could adversely affect our business and results of operations. Although HIPAA and the regulations promulgated thereunder do not provide for a private right of action, failures to adequately protect PHI or our IT systems could be viewed as violations of the HIPAA security rule or violations of other applicable information security laws, regulations, contractual obligations or industry standards, and could further result in costly data breach notification obligations that negatively impact our reputation.

Moreover, data security incidents or data breaches, as well as attacks on our IT systems, could result in operational disruptions or data loss or corruption that could adversely impact our business and operations, resulting in substantial investment of resources to investigate, recover and remediate and subject us to heightened regulatory scrutiny.

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

The FCPA prohibits any United States individual, business entity or employee of a United States business entity to offer or provide, directly or through a third party, including any potential distributors we may rely on in certain markets, anything of value to a foreign government official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage, whether or not such conduct violates local laws. In addition, it is illegal for a company that reports to the Securities and Exchange Commission (SEC) to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We will also be required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, its books and records provisions and its anti-bribery provisions.

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

Manufacturers of medical devices must document in a CER the evaluation of the clinical data related to the device. The CER is part of the device’s technical file. The evaluation shall document that the applicable Essential Requirements/General Safety and Performance Requirements are met and document the evaluation of the undesirable side-effects and the acceptability of the benefit-risk ratio. The CER must be updated based on information from the post-market surveillance and vigilance activities related to the device. The CER shall consist, inter alia, of analyzed clinical data collected from a clinical investigation of the device, or the results of other studies on substantially equivalent devices. Reliance on “substantially equivalent” devices is very restrictive and requires, inter alia, that the manufacturer has full access to the technical documentation of the equivalent device on an ongoing basis and, if the “equivalent device” is not its own, that the manufacture has in place a contract with the manufacturer of the “equivalent device.”

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent statutory amendments, will remain in effect through 2030 unless additional Congressional action is taken. In 2020, the CARES Act temporarily suspended the 2% cut in Medicare payments from May 1, 2020 through December 31, 2020, and it extended the sequestration reductions through fiscal year 2030 to offset the cost of such temporary suspension. The Consolidated Appropriations Act of 2021 further extended the temporary suspension through March 31, 2021. On April 14, 2021, Congress enacted legislation that further extended the suspension through December 31, 2021. On December 10, 2021, further legislation was enacted to extend the suspension through March 31, 2022, after which a 1.0% sequestration applied for Medicare payments made between April 1, 2022 and June 30, 2022.

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

In December 2020, in its enactment of the Consolidated Appropriations Act, Congress enacted the No Surprises Act. This law, which took effect January 1, 2022, bars an out-of-network providers from billing patients in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network health care facilities. The law establishes an independent dispute resolution process between the provider and the payer to determine the appropriate payment rate to the provider. As written, the No Surprises Act may apply to laboratory tests furnished by an independent laboratory with respect to a hospital visit. The law establishes a notice and consent exception that generally does not apply to laboratory tests, although it allows HHS to apply this exception to certain advanced tests. Regulations and subregulatory guidance were issued by HHS, the Department of Labor, and the Department of the Treasury in 2021 and 2022, with the first set of regulations was issued as an Interim Final Rule on July 1, 2021, a second set issued as an Interim Final Rule on September 30, 2021, and a third set issued as a Final Rule on August 19, 2022. These regulations and subregulatory guidance have provided additional information on the applicability of the No Surprises Act, the rules governing the independent dispute resolution process, and specific provider requirements (including the obligation to furnish a “good faith estimates” of “expected charges” to uninsured or self-pay patients), as well as areas of temporary enforcement discretion.

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

We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.24 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering (IPO).

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

For certain risks related to our status as an emerging growth company, see “Risk Factors—General Risk Factors—We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.”

Human Capital Resources

Our culture is underpinned by our cultural beliefs including an unwavering commitment to inclusion and diversity. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent offering opportunities for our team members to grow and develop in their careers, supported by a competitive suite of benefits and health and wellness programs. We regularly engage our team members in monthly all-hands meetings to align and focus on the current state of affairs of our business, our partnerships, new products, clinical trials, and other pertinent information about our business. We engage our team members in programs such as peer recognition and recruitment that focuses on recognizing outstanding individual contributions to company performance, cultural fit of new team members and acknowledging the diversity of our team to ensure our team members feel valued and can do their best work. We have a national annual community service initiative, “Biodesix Gives Back” that allows each team member to invest ten hours of paid community service to organizations of their choosing.

As of December 31, 2022, we had approximately 245 full-time and part-time employees, all of whom are located in the United States. Of our 245 full-time and part-time team members, the majority of our team member base is located in proximity to our corporate office and testing facilities located in Boulder, Colorado and our laboratory in De Soto, Kansas.

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

Employee Engagement

Our company culture emphasizes the satisfaction and well-being of our team members and a diverse, engaged workforce. We solicit the opinion and views of our team members through surveys and peer focus groups. We have an established and valued Peer Recognition Culture. Teammates recognize other teammates publicly for their support and contributions fostering collaboration, engagement and retention. We regularly review feedback we receive on our current cultural beliefs to determine if any modifications are needed. During 2021, we updated our cultural beliefs to align with our core values that reflect our current focus on Teamwork, Innovation, Making an Impact and Excel. Additionally, the Company annually celebrates our top sales performers through our President’s Club and other top company performers as nominated by fellow team members through our four (4) Performance Excellence Awards that recognize creativity and innovation, an entrepreneurial spirit, a strategic impact on the success of the Company and lastly, embodying the Biodesix cultural beliefs and goes “above and beyond” daily.

Training and Development

We invest in our team members career growth and provide team members with a wide range of development opportunities, including face-to-face, virtual, and self-directed learning, mentoring, coaching, and external development.

Health, Safety and Wellness

The physical health, financial stability, life balance and mental health of each of our team members is vital to our success. We sponsor several cancer awareness activities in our local communities to bring engagement and awareness of health, safety and wellness to positively impact lives. We provide an Employee Assistance Program to enhance physical, financial, and mental well-being for all our team members. Since the onset of the COVID-19 pandemic, we have successfully transitioned a significant portion of our workforce to a remote working environment and implemented strict safety and social distancing measures in our sites to protect the health and safety of our team members. We also have provided extraordinary safety protocols and standards for all “essential” team members who work in our laboratories and our field sales organization including regularly scheduled serial testing for COVID-19. We also have an active “Friends and Family” COVID-19 testing program for our team members, their families and close friends.

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
•
Natural or man-made disasters, pandemics, outbreaks, or other similar events, including a sustained outbreak or future waves of the novel strain of coronavirus disease, COVID-19, could significantly disrupt our business, and negatively impact our business, financial condition and results of operations.
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

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. We reported net losses of $65.4 million and $43.2 million the years ended December 31, 2022 and 2021, respectively. As a result of these losses, as of December 31, 2022, we had an accumulated deficit of approximately $367.4 million.

We expect that our sales and marketing, research and development, regulatory and other expenses will continue to increase as we expand our marketing efforts for our diagnostic tests and services, expand existing relationships with our customers, obtain regulatory clearances or approvals or certifications for future enhancements to our existing diagnostic tests and services and conduct further clinical trials. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with scaling our business operations and testing capacity as well as being a public company, including due to legal, accounting, insurance, exchange listing and compliance, investor relations and other expenses. As a result, we expect to continue to incur operating losses and may never achieve profitability. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations.

The spread of COVID-19, particularly during 2020 and 2021, and the impact to our business has had, and may continue to have, a material and adverse effect on our ability to generate revenues, maintain compliance with our financial covenants and result in our inability to continue as a going concern. Any such impacts could have a material and adverse effect on the price of our common stock.

Our financial statements as of and for the period ended December 31, 2022 were prepared on the assumption that we would continue as a going concern. These financial statements did not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2022, we maintained cash and cash equivalents of $43.1 million and we have $30.0 million in principal balance remaining on our Perceptive Term Loan (as defined below). We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock in our follow-on underwritten public offering in November 2022, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which include lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in the Perceptive Term Loan Facility or to obtain waivers or amendments that impact the related covenants. However, due to the continued uncertainty caused by the COVID-19 pandemic and the associated impacts on the recovery of our diagnostic testing and services, significant risks remain with respect to our ability to meet these thresholds and any material adverse effect on our revenues, income and expenses could impact our ability to maintain compliance with these covenants. As a result of the items mentioned above, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months from the date these financial statements were issued. Although we have taken steps to improve our liquidity, including through entering into the Perceptive Term Loan Facility and terminating the 2021 Term Loan, and have taken measures to reduce planned capital expenditures and operating expenses, these actions alone may not be sufficient to mitigate our liquidity concerns in the wake of potential impacts to our revenues, operating results and cash flows from the continued uncertainty caused by the COVID-19 pandemic and adjustments to the post-pandemic environment. In addition, if we are not able to improve our operating results, we may need to limit our operations substantially. We will need to raise additional capital in the form of equity or debt to increase our liquidity but there is no assurance that we will be able to secure any such funding in a sufficient amount or on terms that are acceptable to us. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Furthermore, the reaction of investors to the inclusion of a going concern statement in this report, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

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

There is no assurance that our COVID-19 and antibody testing program will continue to be accepted by the market or that other diagnostic tests will become more accepted, produce quicker results or are more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain. On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. If the pandemic were to dissipate, whether due to a significant decrease in new infections, due to the availability of vaccines, or otherwise, the need for a COVID-19 test could decrease significantly and this could have an adverse effect on our results of operation and profitability.

We may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2022, we had approximately 245 full and part-time employees. Over the next several years, we expect to significantly increase the number of our employees and the scope of our operations, particularly in the areas of sales, marketing and reimbursement, product development, regulatory affairs and other functional areas, including finance, accounting, quality and legal. Additionally, we expect to expand our testing capacity as we commercialize additional diagnostic tests. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational quality and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to manage the expansion of our operations or recruit and train additional qualified personnel in an effective manner. Any inability to manage growth could delay the execution of our business plans or disrupt our operations and have a material and adverse effect on our prospects.

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
•
general market conditions.

In addition, we can provide no assurances that the demand for our COVID-19 and antibody testing program will be sustained, and even if it is, the period of time for which it would be sustained. As vaccines for COVID-19 become more available and widespread in the future, we have seen the demand for our COVID-19 diagnostic and antibody tests decrease. As a result, the increase in revenue, if any, due to any increase in demand for our COVID-19 and antibody testing program is not indicative of results expected for any future period.

The cumulative effects of these factors has resulted in large fluctuations and unpredictability in our quarterly and annual financial results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Further, our historical results are not necessarily indicative of results expected for any future period, and quarterly results are not necessarily indicative of the results to be expected for the full year or any other period, and accordingly should not be relied upon as indicative of future performance.

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

In addition, we may purchase supplies through purchase orders and may not have long-term supply agreements with, or guaranteed commitments from, many of our suppliers, including single source suppliers. Additionally, at present, we have a limited contract with a contract manufacturer for the production of certain of our diagnostic testing kits; however, during 2022 we transitioned the majority of kitting performed outside of the Company to our internal operations team for cost savings and risk management. Many of our suppliers and contract manufacturers are not obligated to perform services or supply diagnostic testing materials for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We depend on our suppliers and contract manufacturers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers and contract manufacturers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. These suppliers and contract manufacturers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Further, we maintain limited volumes of inventory from most of our suppliers and contract manufacturers. If we inaccurately forecast demand for finished goods, we may be unable to meet customer demand which could harm our competitive position and reputation. In addition, if we fail to effectively manage our relationships with our suppliers and contract manufacturers, we may be required to change suppliers or contract manufacturers. While we believe replacement suppliers exist for all materials, components and services necessary to manufacture our diagnostic tests, establishing additional or replacement suppliers for any of these materials, components or services, if required, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, may affect the performance of our diagnostic tests or could require that we modify their processes. Even if we are able to find replacement suppliers, we will be required to verify that the new supplier maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which we may not obtain on a timely basis or at all.

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

We entered into a nonexclusive license and supply agreement with Bio-Rad in August 2019. We rely on Bio-Rad to supply equipment and reagents used to perform ddPCR testing, a service offered by us under a variety of fee for service agreements and the core technology powering the GeneStrat test. Under the terms of this arrangement, we were granted non-exclusive rights to utilize the intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of ddPCR in cancer detection testing for third parties in the United States. We agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad. As further consideration for the non-exclusive license, we agreed to pay a royalty of two and one half percent (2.5%) on net service fees (such fees are defined in the Non-Exclusive License Agreement with Bio-Rad) collected from contracted third parties who receive ddPCR services from us. In addition, we have separately been granted permission by Bio-Rad to use the Bio-Rad SARS-CoV-2 ddPCR test and Platelia SARS-CoV-2 Total Ab test for commercial diagnostic services. On May 24, 2021, we entered into the First Amendment to the Non-Exclusive License Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc. which amended the original agreement such that, effective May 1, 2021, we are not required to pay a royalty of two and one half percent (2.5%) on net service fees. For more information regarding this license and supply agreement and the permission granted to us by Bio-Rad with respect to such tests, please see “Business—Material Agreements—Agreements with Bio-Rad” previously filed with our Form S-1 on October 23, 2020 and “First Amendment to the Non-Exclusive License Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc., dated May 24, 2021” previously filed with our Form 10-Q on August 10, 2021.

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

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. For much of 2020 and 2021, COVID-19 spread throughout the United States and to most countries globally, creating significant uncertainty and economic disruption. Numerous U.S. state and local jurisdictions chose to impose “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. In March 2020, the Governor of Colorado, where our headquarters are located, issued “stay at home” orders limiting non-essential activities, travel and business operations. Disruptions or potential disruptions due to the orders and restrictions have included, and in the future may continue to include, the inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to assemble diagnostic tests; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business; delays in growing or reductions in our sales organization, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; business adjustments or disruptions of certain third parties, including suppliers, medical institutions and clinical investigators with whom we conduct business; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our diagnostic tests.

The COVID-19 pandemic also has negatively affected our non-COVID-19 testing-related revenue and our clinical studies. For example, cancer patients have had more limited access to hospitals, healthcare providers and medical resources as they took steps to control the spread of COVID-19. Our biopharmaceutical customers have faced, and are continuing to face, challenges in recruiting patients and in conducting clinical trials to advance their pipelines, for which our tests could be utilized. Further, our clinical studies, such as our ongoing INSIGHT study and our recently launched ALTITUDE study, as well as our arrangements with our biopharmaceutical customers, are expected to take longer to complete than what we expected before the outbreak of the COVID-19 pandemic.

The COVID-19 pandemic created an opportunity for our diagnostic tests and we have commercialized three diagnostic tests to test for the presence of COVID-19 and antibodies. However, there is no assurance that our COVID-19 diagnostic and antibody testing program will continue to be accepted by the market or that other diagnostic tests will become more accepted, produce quicker results or be accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain. If the pandemic were to dissipate, whether due to a significant decrease in new infections, due to the availability of vaccines, or otherwise, the need for a COVID-19 test could decrease significantly and this could have an adverse effect on our results of operations and profitability. As a result, the increase in revenue, if any, due to any increase in demand for these diagnostic tests may not be indicative of our future revenue.

The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the resurgence of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Furthermore, there is no assurance that our diagnostic tests will continue to be effective against the virus in the future.

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

Natural or man-made disasters and other similar events may significantly disrupt our business, and negatively impact our business, financial condition and results of operations.

A significant portion of our employee base, operating facilities and infrastructure are centralized in Boulder, Colorado and we operate a laboratory facility in De Soto, Kansas. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, nuclear disasters, riots, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business, financial condition and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations. In addition, the facilities of our suppliers and manufacturers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business.

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

For year ended December 31, 2022, Medicare reimbursed 37% of our diagnostic test revenue to us and one customer accounted for 10% of our total revenue. For the year ended December 31, 2021, Medicare reimbursed 18% of our diagnostic test revenue to us and one customer accounted for 40% of our total revenue. There are risks whenever a large percentage of total revenues are concentrated with a limited number of payers and customers. It is not possible for us to predict the level of demand for our diagnostic tests and services that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs, the timing of which may be affected by market conditions or other factors outside of our control. These payers and customers could also potentially pressure us to reduce the prices we charge for our diagnostic tests and services, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our largest payers terminates its relationship with us or our tests are no longer reimbursable by such payer, such termination could negatively affect our revenues and results of operations.

Our results of operations will be materially harmed if we are unable to accurately forecast customer demand for, and utilization of, our diagnostic tests and manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and manufacture our diagnostic tests based on our estimates of future demand for our diagnostic tests. Our ability to accurately forecast demand for them could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our diagnostic tests or for those of our competitors, our failure to accurately forecast customer acceptance of new diagnostic tests, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our diagnostic tests, our supply chain, manufacturing partners and/or internal manufacturing team may not be able to deliver components and diagnostic tests to meet our requirements, and this could result in damage to our reputation, sales growth and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will adversely affect our business, financial condition and results of operations.

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

In addition, events in the United States or foreign markets, such as the United Kingdom’s exit from the European Union, the worldwide effects from the spread of COVID-19, Russia's invasion of Ukraine and political and social unrest in various countries around the world, can impact the global economy and capital markets. Additionally, if our customers and distributors are not successful in generating sufficient revenue or are precluded from securing financing, their businesses will suffer, which may materially and adversely affect our business, financial condition and results of operations.

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

The acquisition of Indi included a contingent consideration arrangement that requires additional consideration to be paid by us to the Seller based on the milestone of the attainment of a three consecutive month gross margin target of $2 million within a seven-year period. Under the terms of the original agreement, when the gross margin target was achieved, the Company was required to issue 2,520,108 shares of common stock. For the six months following the achievement of the milestone, Indi had the option to require the Company to redeem the common shares for $37.0 million in cash over eight equal installments. If Indi elected not to exercise this option, we had 12 months to repurchase the common stock in two equal quarterly cash installments totaling $37 million.

In August 2021, the Company entered into an amendment to the original agreement in which all parties agreed to forgo the issuance of common stock and agreed that the Company would instead make six quarterly installments of approximately $4.6 million each, which began in January 2022, and final payment of approximately $9.3 million in July 2023 for a total of $37.0 million (together, the Milestone Payments). The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement.

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA in which the parties agreed to restructure the Milestone Payments whereby the Company will make five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million beginning in July 2023, one installment of $5.0 million in April 2024, and one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments is subject to ongoing compliance under the Perceptive Term Loan and commencing January 1, 2024, consent from Perceptive.

In addition, on October 31, 2019 we completed an acquisition of United Kingdom-based Oncimmune, Ltd.’s (Oncimmune) United States operations including its CLIA lab in De Soto, Kansas and its incidental pulmonary nodule (IPN) malignancy test, then marketed in the United States as the EarlyCDT®-Lung. We renamed the test and relaunched the test on February 28, 2020 as the Nodify CDT test and the De Soto, Kansas lab is the sole United States provider of the Nodify CDT test.

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

We agreed to a revenue share payment of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Royalty expenses were $0.9 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

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

We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Moreover, liquidity available to our employee securityholders could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our anticipated headcount growth may result in a change to our corporate culture, which could harm our business.

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

The terms of the Perceptive Term Loan Facility require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On November 16, 2022 (Closing Date), we entered into a credit agreement and guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP as the lender and administrative agent (the Lender) that provides for a senior secured delayed draw term loan facility with Perceptive Advisors LLC (Perceptive), in an aggregate principal amount of up to $50.0 million (the Perceptive Term Loan Facility) to refinance long-term debt. The initial funding of the Perceptive Term Loan Facility was subject to a capital raise of at least $30.0 million in gross proceeds from an equity offering of our common stock, and provides for an “interest-only” period during the term of the loan with principal due at the maturity date, which will be November 21, 2027.

The Perceptive Term Loan Facility may be prepaid at any time, subject to a prepayment premium equal to 2% to 10% of the aggregate outstanding principal amount being prepaid, depending on the date of prepayment. The Perceptive Term Loan Facility contains customary affirmative and negative covenants for a loan, requires us to comply with a minimum cash requirement covenant, and has a trailing twelve month net revenue requirement. Failure to comply with the covenants and loan requirements may result in an event of default.

The Perceptive Term Loan Facility contains certain covenants limiting our ability to, among other things, engage in certain corporate changes, make certain restricted payments, repay other certain indebtedness or enter into, amend or terminate any other agreements that have the impact of restricting the our ability to make loan repayments.

The Credit Agreement also contains certain customary events of default, the occurrence of which could result in the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility is immediately due and payable in whole or in part, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Outside the United States, the reimbursement process and timelines vary significantly. In Europe, pricing and reimbursement of medical devices is the exclusive competence of the European Union (EU) Member States. However, the European Commission is facilitating a voluntary corporation between the EU Member States on health technology assessments (HTA) which consists of a network of the EU Member States’ national authorities and bodies responsible for HTA and a joint action to support cooperation at scientific and technical level between the HTA bodies. We cannot be sure that such prices and reimbursement decisions will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or make reimbursement criteria that are not commercially attractive for us or our collaborators, our revenues and the potential profitability of our products in those countries would be negatively affected. An increasing number of countries are taking initiatives to control the healthcare budget by focusing cost-cutting efforts on medicinal products, and to a lesser extent, medical devices, provided under their state-run healthcare systems. These price control efforts have impacted all regions of the world, but have been most prominent in the EU. Additionally, some countries require approval of the sale price of a product before it can be marketed or mandatory discounts or profit caps may be applied. Further, after the sale price is approved, it remains subject to review during the product lifecycle. In many countries, the pricing review period begins after marketing or product licensing approval is granted or the CE mark is obtained. As a result, we or our collaborators might obtain marketing approval for a product or service in a particular country, but then may experience delays in the reimbursement approval or be subject to price regulations that would delay the commercial launch of our product or service, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of that product or service in that particular country.

Moreover, increasing efforts by governmental and third-party payers, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for newly cleared, authorized, certified or approved devices and medicines and, as a result, they may not cover or provide adequate payment for our clinical diagnostics to be sold by us or our collaborators. For example, in May 2018 the United States government released a “blueprint,” or plan, to reduce the cost of drugs. This blueprint contains certain measures that HHS has been working to implement, although it is possible that HHS’s regulatory priorities may change under the Biden administration. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, which are, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that may harm our future revenues and profitability and the demand for our diagnostic tests. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our diagnostic tests. The effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our diagnostic tests. For example, the ACA, contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs.

There have been judicial challenges to certain aspects of the ACA, as well as efforts by the Trump administration and Congress to repeal, replace or alter the implementation of certain aspects of the ACA. For example, as part of the TCJA, Congress eliminated the tax penalty, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. The Further Consolidated Appropriations Act of 2020, Pub. L. No. 116-94, signed into law December 20, 2019, fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share (repeal effective in 2021), and the medical device excise tax on non-exempt medical devices.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through March 31, 2022, and a reduction of the cut to 1% from April 1, 2022 through June 30, 2022. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years.

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

If the FDA were to determine that our tests are not within the enforcement discretion policy for LDTs for any reason, or if FDA issues new rules, policies, or guidance, due to new legislation or on its own accord, our tests may become subject to FDA requirements, including pre-market review. If this were to happen, it may impact our marketing practices relating to the relevant tests, which in turn may have an adverse impact on our business, financial condition and results of operations.

The SARS-CoV-2 tests we perform are currently the subject of EUAs, which permit the use of unapproved medical products or unapproved uses of medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when there are no adequate, approved, and available alternatives, as provided under section 564 of the FDCA. EUAs are temporary authorizations that are revoked at the end of the public health emergency, when there is an adequate, approved, or available alternative, or when there are performance or safety concerns. These EUAs also set out conditions for laboratories who are authorized to perform the particular test. Because the EUA declaration under Section 564 of the FDCA is distinct from the declaration under Section 319 of the PHS Act, an EUA may remain in effect beyond the duration of the Section 319 declaration.

The EUA for Bio-Rad’s SARS-CoV-2 ddPCR test provides several conditions for authorized laboratories, including that the test result reports will include Fact Sheets that are authorized as part of the EUA, deviations from the authorized procedures, including specimen types, are not permitted, notification of public health authorities of intent to run the test prior to initiating testing, collection and reporting of performance data to the FDA, including false positives, false negatives, and significant deviations from the established performance characteristics, and appropriate training and protective equipment for laboratory staff. This EUA also states that authorized laboratories must maintain records associated with the EUA and be made available to the FDA for inspection upon request. Printed materials, advertising, and promotion related to use of the test must be consistent with the authorized labeling and Fact Sheets, as well as other terms set forth in the EUA and any applicable requirements under the FDCA and its implementing regulations, and conspicuously bear the following statements:

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

The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts, including the application of the FDA’s EUA authority. As noted above, the EUAs for the COVID-19 tests that are part of our Biodesix WorkSafe testing program set out certain conditions for authorized laboratories using the tests, which have not received premarket clearance, approval, or a De Novo authorization from the FDA. If we fail to meet these conditions, the FDA may take enforcement action, such as issuing a warning letter, seeking an injunction, seizure, fines, or criminal penalties. Moreover, if we or others fail to meet applicable conditions, the FDA may revoke the EUAs for the COVID-19 tests that are part of our Biodesix WorkSafe testing program. Laboratory tests that have already received an EUA to detect the COVID-19 virus were “unaffected” by the announcement. Tests without

FDA clearance, approval, or authorization would not be considered covered countermeasures under the Public Readiness and Emergency Preparedness Act (PREP Act), which authorizes HHS to provide limited liability immunity protection to certain individuals and entities against a claim of loss under federal and state law “caused by, arising out of, relating to, or resulting from” the manufacture, distribution, administration, or use of a covered medical countermeasure, except for claims involving willful misconduct. Consequently, any violations of applicable laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees and could result in a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our current line of diagnostic tests is covered under CLIA and CMS, however, changes in the way that the FDA regulates tests performed by laboratories like ours could result in delay or additional expense in offering our tests and tests that we may develop in the future. In addition, our COVID testing program and select partnerships we may enter may cause us to be subject to additional FDA requirements.

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

Pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Although the FDA has asserted that it has authority to regulate the development and use of LDTs, such as our and many other laboratories’ tests, as medical devices, it has generally exercised enforcement discretion and is currently not otherwise regulating most tests developed and performed within a single high complexity CLIA-certified laboratory. Pursuant to this enforcement discretion policy, FDA does not require laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA publicly announced its intention to regulate certain LDTs and has set forth various proposals for a phased-in risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs.

FDA’s policies to date have been articulated through guidance documents, compliance manuals, website statements, and other informal issuances. The FDA could, at any time, engage in notice-and-comment rulemaking, or Congress could take action to amend the law to change the current regulatory framework for in vitro diagnostics and LDTs to require premarket review of LDTs, which could result in delay or additional expense in offering our tests and tests that we may develop in the future.

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

In contrast with our LDTs, the FDA has regulatory jurisdiction over the three FDA EUA-authorized COVID-19 tests which we offer as part of our Biodesix WorkSafe testing program.

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
•
post-market approval studies; and
•
product import and export.

The premarket submission process for medical devices can be expensive, lengthy and unpredictable. The FDA can delay, limit, or deny clearance or approval of a device for many reasons, including:

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
•
criminal prosecution.

As discussed above, we believe that our current line of diagnostic tests and their components are LDTs, which are subject to state licensing requirements and federal regulation by CMS under CLIA, although our COVID-19 testing program and select partnerships we may enter may cause us to be subject to additional FDA regulations discussed above.

While we believe that we are currently in material compliance with applicable laws and regulations, it is possible that the FDA, or other regulatory agencies, would not agree with our determinations. If our products became become subject to premarket submission and other FDA requirements, we would need to comply with the applicable regulations or face significant civil and criminal penalties. In addition, IVDs and CDx tests are widely considered to be Class III devices, and it is possible that in the future, we may develop tests that fall into this category. CDx tests in particular may require further administrative procedures in the PMA process. Exposure to these additional regulatory requirements would also affect our business, financial condition and results of operations.

Our future success depends on our ability to develop, receive regulatory clearance or approval or certification for, and introduce new diagnostic tests or enhancements to existing diagnostic tests that will be accepted by the market in a timely manner. There is no guarantee that the FDA will grant 510(k) clearance, De Novo authorization, or PMA approval of our future diagnostic tests and failure to obtain necessary clearances or approvals for our future diagnostic tests would adversely affect our ability to grow our business.

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

Some of our future diagnostic tests may require FDA clearance of a 510(k) submission. Other diagnostic tests may require the approval of a PMA. In addition, some of our future diagnostic tests may require clinical trials to support regulatory approval and we may not successfully complete these clinical trials. The FDA may not approve or clear these diagnostic tests for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance, De Novo authorization, or premarket approval of new diagnostic tests. Failure to receive clearance or approval for our new diagnostic tests would have an adverse effect on our ability to expand our business.

Modifications to our marketed tests may require new 510(k) clearances, De Novo authorizations, or PMA approvals, or may require us to cease marketing or recall the modified tests until clearances or approvals are obtained.

Modifications to our diagnostic tests may require new regulatory approvals or clearances, including 510(k) clearances, De Novo authorizations, or premarket approvals, or require us to recall or cease marketing the modified systems until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new submission is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our diagnostic tests in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our diagnostic tests as modified, which could require us to redesign our diagnostic tests and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

Where we determine that modifications to our diagnostic tests require a new premarket submission, we may not be able to obtain the additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced diagnostic tests in a timely manner, which in turn would harm our future growth.

If we or our suppliers fail to comply with ongoing FDA or other domestic and foreign regulatory authority or conformity assessment body requirements, or if we experience unanticipated problems with our diagnostic tests, they could be subject to restrictions or withdrawal from the market.

Any medical device that we manufacture, including those for which we obtain regulatory clearance or approval or certification, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such diagnostic test, will be subject to continued regulatory review, oversight, and periodic inspections by the FDA and other domestic and foreign regulatory bodies or conformity assessment bodies. In particular, we and our suppliers may be required to comply with FDA’s QSR (QSR codified at 21 C.F.R. § 820) for medical devices and ISO regulations for the manufacture of our diagnostic tests and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any diagnostic test for which we obtain clearance or approval. Regulatory bodies, such as the FDA, and conformity assessment bodies enforce the QSR and other regulations through periodic inspections and audits. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies or conformity assessment bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, one or more of the following enforcement actions:

•
untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•
unanticipated expenditures to address or defend such actions;
•
customer notifications for repair, replacement, or refunds;
•
recall, detention, or seizure of our diagnostic tests;
•
operating restrictions or partial suspension or total shutdown of production;
•
refusing or delaying our requests for 510(k) clearance, De Novo authorization, or premarket approval of new diagnostic tests or modified versions of current diagnostic tests;
•
operating restrictions;
•
withdrawing 510(k) clearances, De Novo authorization, or PMA approvals that have already been granted;
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

Initiating and completing clinical trials necessary to support any future PMA applications, De Novo requests, and additional safety and efficacy data beyond that typically required for a 510(k) clearance, for our possible future product candidates, will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

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

We maintain and process, and our third-party vendors, collaborators, contractors and consultants maintain and process on our behalf, a large quantity of sensitive information, including confidential business, personal and patient health information in connection with our clinical studies and our employees, and are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. Failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any of these laws and regulations could result in notification obligations or enforcement actions against us, which could result in fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. The interpretation and application of consumer, health-related and data protection laws, especially with respect to genetic samples and data, in the United States, the EU and elsewhere, are often uncertain, contradictory and in flux. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

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

Domestic laws in this area are complex and developing rapidly. Many state legislatures have adopted legislation relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. States are also frequently amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted the CCPA, which became effective on January 1, 2020. The CCPA, among other things, requires new disclosures to California consumers and affords such consumers new abilities to access and delete their personal information, opt-out of certain sales of personal information and receive detailed information about how their personal information is used. The CCPA provides for fines of up to $7,500 per violation, as well as a private right of action for data breaches that is expected to increase the frequency of data breach litigation. While the CCPA has already been amended multiple times, it is unclear how this legislation will be further modified or how it will be interpreted. Interpretations of the CCPA may continue to evolve with regulatory guidance and the CCPA continue to be amended, including through a ballot initiative, adopted by voters in November 2020, known as the California Privacy Rights Act, or CPRA. The CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights, including regarding certain uses of sensitive data. It also creates a new California data protection agency - the California Privacy Protection Agency - specifically tasked to enforce the law, which may likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA and other changes in state and federal laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

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

In addition, numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. These laws and regulations include HIPAA. HIPAA establishes a set of national privacy and security standards for the protection of protected health information (as defined in HIPAA, PHI) by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities (CE), and the business associates (BA) with whom such covered entities contract for services. We are a CE under HIPAA when we are conducting our clinical trials. We are a CE with regard to our observational studies and clinical trials, and also a BA under HIPAA for certain other business activities, and we execute BA agreements with our clients.

HIPAA requires CEs and BAs, such as us, to develop and maintain policies with respect to the protection of, use and disclosure of electronic PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a data breach.

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

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA CEs and BAs. With regard to BAs, those audits assess the business associate’s compliance with the HIPAA Privacy and Security Standards. Such audits are conducted randomly and after an entity experiences a breach affecting more than 500 individuals’ data. Undergoing an audit can be costly, can result in fines or onerous obligations, and can damage a BAs reputation.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of PHI and other types of PII. Some of these laws and regulations may be preempted by HIPAA with respect to PHI, or may exclude PHI from their scope but impose obligations with regard to PII that is not PHI, and in some cases, can impose additional obligations with regard to PHI. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. HHS is also proposing amendments to the HIPAA Privacy Rule to modernize certain data sharing provisions and enhance patient access to their information. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and our clients and potentially exposes us to additional expense, adverse publicity and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some PHI and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, but it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit PHI and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business.

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

The GDPR also prohibits the transfer of personal data from the EEA/UK to a country outside of the EEA/UK (e.g., the United States) unless made to a country deemed to have adequate data privacy laws by the European Commission (or UK Government in case of the UK GDPR) or a data transfer mechanism has been put in place. Until recently, one such data transfer mechanism was the EU-US Privacy Shield. However, in July 2020 the Court of Justice of the European Union (CJEU) declared the Privacy Shield to be invalid. Following an executive order on trans-Atlantic data flows issued by President Biden in October 2022, the European Commission in December 2022 announced that it had initiated the process of drafting a new adequacy decision based on a modified data transfer framework that would replace the Privacy Shield. Though adoption of a new adequacy decision may have the effect of making data transfers to the United States easier, it is widely expected that the updated transfer framework and the adequacy decision will also be reviewed by the CJEU. The CJEU also upheld the validity of standard contractual clauses (SCCs) as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. In turn, the findings of the CJEU will have significant implications for cross-border data flows and may lead to increased transaction, compliance, and technological costs to support international data transfers.

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

Third-party payers require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology (CPT) code. The CPT code set is maintained by the American Medical Association (AMA). In cases where there is not a specific CPT code to describe a test, such as with GeneStrat NGS, the test may be billed under an unlisted molecular pathology procedure code or through the use of a combination of single gene CPT codes, depending on the payer. The Protecting Access to Medicare Act of 2014 (PAMA) authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The AMA has created a new section of CPT codes, Proprietary Laboratory Analyses codes to facilitate implementation of this section of PAMA. In addition, CMS may assign unique level II Healthcare Common Procedure Coding System codes to tests that are not already described by a unique CPT code. VeriStrat, Nodify XL2, and Nodify CDT have test specific CPT codes, but the GeneStrat NGS test does not at this time.

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

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds and technologies commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. Various courts, including the United States Supreme Court have rendered decisions that affect the scope of patentability of certain inventions or discoveries relating to biotechnology. These decisions state, among other things, that a patent claim that recites an abstract idea, natural phenomenon, or law of nature (for example, the relationship between particular genetic variants and cancer) are not themselves patentable. Precisely what constitutes a law of nature or abstract idea is uncertain, and it is possible that certain aspects of our technology could be considered unpatentable under applicable law. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Depending on decisions by the United States Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ ability to obtain new patents or to enforce our existing owned or in-licensed patents and patents that we might obtain or in-license in the future. Additionally, our pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. The scope of patent protection outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property rights or narrow the scope of our owned and licensed patents.

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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•
volume and customer mix for our COVID-19, Nodify XL2, Nodify CDT, GeneStrat ddPCR, GeneStrat NGS, and VeriStrat testing;
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

If a trading market for our common stock develops, the trading market will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a small reporting company and emerging growth company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.24 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our IPO.

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

The preparation of financial statements in conformity with generally accepted accounting principals (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. It is possible that interpretation, industry practice and guidance may evolve over time. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 61.0% of our outstanding common stock as of December 31, 2022. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Operating as a public company requires us to incur substantial costs and requires substantial management attention.

As a public company, we have incurred and will continue to incur costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Securities Exchange Act of 1934, as amended (the Exchange Act), as well as the rules of NASDAQ. Compliance with these rules and regulations have significantly increased our accounting, legal and financial compliance costs and make some activities more time-consuming. These rules and regulations could make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in Boulder, Colorado, where we lease office and laboratory space, under an operating lease agreement that expires in January 2024. We also lease office and laboratory space located in De Soto, Kansas, under an operating lease agreement that expires in October 2023, however, we are currently in discussions to extend this lease agreement. A portion of our employees are located outside of Colorado and Kansas, and others work from home. In March 2022, the Company entered into a lease agreement (the CVP Lease) with Centennial Valley Properties I, LLC, a Colorado limited liability company for office and laboratory space in Louisville, Colorado. In August 2022, CVP assigned the lease to CVP I Owner LLC, within the terms allowing for the assignment of the lease. The purpose of the CVP Lease is to replace the Company’s current leased premises in Boulder, Colorado. The Company intends to move its corporate headquarters to Louisville, Colorado (the Leased Premises) by mid-2023.

Location	Use	Square Feet	Expiration
Louisville, Colorado	Office and laboratory	79,980	March 31, 2035
Boulder, Colorado	Office and laboratory	29,722	January 14, 2024
De Soto, Kansas	Office and laboratory	9,066	October 31, 2023

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “BDSX”. The high and low closing prices for our common stock on The NASDAQ Global Market from January 1, 2022 to December 31, 2022 were $5.81 and $0.98, respectively.

Holders of our Common Stock

As of March 2, 2023, there were approximately 241 holders of our common stock.

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

Recent Sales of Unregistered Securities and Use of Proceeds

On November 21, 2022, the Company entered into subscription agreements (the November 2022 Subscription Agreements) with certain members of management, including the Company’s Chief Executive Officer and Chief Financial Officer, for the issuance and sale by the Company of an aggregate of 235,056 shares of the Company’s common stock at a purchase price (determined in accordance with NASDAQ rules relating to the “Minimum Value” of the Company’s common stock) of $1.15 per share for an aggregate purchase price of approximately $270,000. The November 2022 Subscription Agreements did not include any registration rights and included lock up restrictions in effect during the period ending 90 days subsequent to November 21, 2022.

The Company used the proceeds to, among other things and in conjunction with a public offering, fund the repayment of the promissory note with Streeterville Capital, LLC (Streeterville), the Loan and Security Agreement with Silicon Valley Bank (SVB), and for general corporate purposes (see – Part II - Item 8, Financial Statements and Supplementary Data).

On April 7, 2022, the Company entered into subscription agreements (the April 2022 Subscription Agreements) with a consortium of investors (the April Investors), including three members of our Board of Directors and other existing shareholders of the Company, for the issuance and sale by the Company of an aggregate of 6,508,376 shares of the Company’s common stock at a purchase price (determined in accordance with NASDAQ rules relating to the “Minimum Value” of the Company’s common stock) of $1.79 per share, which is equal to the closing price of the Company’s common stock on April 7, 2022, generating proceeds of $11.7 million. The three members of our Board of Directors acquired an aggregate of 3,631,284 shares pursuant to the form of the April 2022 Subscription Agreements that did not include any registration rights as they are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act), and Rule 506 promulgated thereunder. The remaining 2,877,092 shares were acquired by others pursuant to the form of a April 2022 Subscription Agreements whereby we agreed to file, subject to certain exceptions, a shelf registration statement with respect to resales of such shares with the SEC no later than 60 days from April 7, 2022, which the Company filed on June 6, 2022.

The Company used the proceeds to, among other things, fund the partial repayment of the 2021 Term Loan and for general corporate purposes (see – Part II - Item 8, Financial Statements and Supplementary Data).

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Annual Report on Form 10-K for the period ended December 31, 2022 (Form 10-K) as “we”, “us”, “our” or the “Company.”

The following discussion of our financial condition and results of operations should be read together with our audited financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

In addition to historical financial information, this discussion and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, based upon current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part I, Item 1A above. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results and events to differ from those anticipated.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), is provided to supplement the audited financial statements and the related notes in Part II - Item 8 of this Annual Report on Form10-K. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year and the primary factors that accounted for those changes. Data for the years ended December 31, 2022 and 2021 has been derived from our audited financial statements included in this Annual Report on Form 10-K.

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

We have commercialized five diagnostic tests for our core lung diagnostic business, each of which have Medicare coverage, which are currently available for use by physicians. Our Nodify XL2 and Nodify CDT tests, marketed as part of the Nodify Lung Nodule Risk Assessment testing strategy, assess the risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify Lung Risk Assessment testing strategy has resulted in a change in the calculated risk of malignancy in 80-85% of the cases. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. Our GeneStrat ddPCR, GeneStrat NGS, and VeriStrat tests, marketed as the IQLung testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat targeted tumor profiling test and the VeriStrat immune profiling test now have a turnaround time of two business days, down from the previous three business day turnaround time, providing physicians with timely results to facilitate treatment decisions. The GeneStrat NGS test is our blood-based NGS test with results in three business days, was launched in November 2021 to a select group of physicians, with national launch in January 2022. The 52-gene panel includes guideline recommended mutations to help physicians treating advanced-stage lung cancer patients identify all four major mutation classes and genes, such as EGFR, ALK, KRAS, MET, NTRK, ERBB2, and others, and delivers them in an expedited timeframe so patient treatment can begin sooner.

In response to the COVID-19 pandemic, through our partnership with Bio-Rad, we commercialized the Biodesix WorkSafe™ testing program, which include three commercialized tests. Our scientific diagnostic expertise, technologies, and existing commercial infrastructure enabled us to rapidly commercialize two FDA EUA authorized tests, a part of our customizable program. Both diagnostic tests are owned and were developed by Bio-Rad and Bio-Rad has granted us permission to utilize both tests for commercial diagnostic services. The Bio-Rad SARS-CoV-2 ddPCR test was FDA EUA authorized on May 1, 2020, authorizing performance of the test in laboratories certified under CLIA to perform high complexity tests. The second test is the Platelia SARS-CoV-2 Total Ab test, which is an antibody test intended for detecting a B-cell immune response to SARS-CoV-2, indicating recent or prior infection. The Platelia SARS-CoV-2 Total Ab test was FDA EUA authorized on April 29, 2020. Prior to using the Bio-Rad SARS-CoV-2 tests as part of our testing program, we performed feasibility, verification, and validation studies, including developing software for process automation, sample accessioning, data management and reporting, all required to demonstrate the test operated as claimed by the manufacturer and as required by our certifying regulatory agencies for high complexity laboratory testing. We secured independent reference specimens run with EUA tests to validate these tests as fit for diagnostic use in our laboratories. Beginning in second quarter 2021, we began partnering with GenScript Biotech Corporation to commercialize the blood-based cPass SARS-CoV-2 Neutralizing Antibody testing as a service. The test is the first surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the RBD in the spike protein of SARS-CoV-2 that are produced in response to a previous SARS-CoV-2 infection.

Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety. The EUA declaration under Section 564 of the FDCA is distinct from and independent of the declaration by the Secretary of HHS of a public health emergency under Section 319 of the Public Health Service Act (the PHS Act). On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. Because the EUA declaration from the FDA is distinct from the declaration under Section 319 of the PHS Act, the FDA EUA may remain in effect beyond the duration of the Section 319 declaration. We cannot predict how long the EUAs for the SARS-CoV-2 tests will remain in place.

These tests under the Biodesix WorkSafe testing program are utilized by healthcare providers, including hospitals and nursing homes, and are also offered to businesses and educational systems. We announced multiple partnerships for COVID-19 testing, and maintained an agreement with the State of Colorado to be one of the diagnostic companies to support widespread COVID-19 testing for the State, which expired on August 31, 2022. Additionally, we oversaw and managed onsite testing and validating testing for the Big Ten Conference athletic competitions through the term of our contract which expired on June 30, 2021.

In addition to the eight diagnostic tests currently on the market, we perform over 30 assays for research use as part of our laboratory services that have been used by over 60 biopharmaceutical companies and academic partners. All of our diagnostic and services testing is performed at one of our two accredited, high-complexity clinical laboratories in Boulder, Colorado and De Soto, Kansas.

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

The Company continues to address our liquidity needs through improvements to our capital structure. During the year ended December 31, 2022, the Company completed various transactions, including:

•
a private placement offering that raised approximately $11.7 million in net equity proceeds in April 2022;
•
the closing of a debt facility with Streeterville in May 2022, raising approximately $12.8 million in net proceeds;

•
a follow-on public equity offering of common stock and a subscription agreement for the issuance of common stock, including to certain members of the Company’s management team and affiliates, raising $37.8 million in net equity proceeds in November 2022;
•
the closing of a term loan facility with Perceptive for up to $50.0 million in November 2022. The initial funding of the Perceptive Term Loan included $30.0 million in gross proceeds ($27.9 million in net proceeds) (the Tranche A Loan) and the issuance of a warrant to purchase stock of up to 5,000,000 shares of common stock (the Perceptive Warrant), of which 3,000,000 warrants were issued with a per share exercise price equal to $1.0648. Two additional tranches of $10.0 million each are available for future borrowing (the Tranche B and Tranche C Loans), each subject to certain terms and conditions, including revenue milestones, with each tranche also subject to the issuance of 1,000,000 warrants at a per share exercise price determined at the time of issuance;
•
approximately $23.9 million of the net proceeds from the November 2022 transactions were used to extinguish outstanding debt with Streeterville and SVB;
•
common stock sales raising $6.8 million in net equity proceeds through our at-the-market (ATM) and Lincoln Park Capital, LLC (LPC) facilities.

Each of these transactions is described in further detail within the notes to our financial statements in Item 8 of this Annual Report on Form 10-K as well as our “Liquidity and Capital Resources” section below.

We have funded our operations to date principally from net proceeds from the issuances of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness. We had cash and cash equivalents of $43.1 million and $32.7 million as of December 31, 2022 and 2021, respectively.

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

On December 19, 2022, the Company announced the signing of our first four private payer commercial policies covering our Nodify XL2 test. These contracts included three Blue Cross Blue Shield plans in North Carolina, South Carolina, and Kansas City, and a contract with Capital District Physician’s Health Plan in New York. In total these new private pay contracts add approximately 4.5 million covered lives, and are in geographic regions of the country where the incidence of lung cancer is high.

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

•
Ability to attract new biopharmaceutical customers and maintain and expand relationships with existing customers. Our business development team promotes the broad utility of our products for biopharmaceutical companies in the United States and internationally. Our revenue, business opportunities and growth depend in part on our ability to attract new biopharmaceutical customers and to maintain and expand relationships with existing biopharmaceutical customers. We expect to increase our sales and marketing expenses in furtherance of this as we continue to develop these relationships, we and expect to support a growing number of investigations and clinical trials. If our relationships expand, we believe we may have opportunities to offer our platform for companion diagnostic development, novel target discovery and validation efforts, and to grow into other commercial opportunities. For example, we believe our multi-omic data including genomic and proteomic data, in combination with clinical outcomes or claims data, has revenue-generating potential, including for novel target identification and companion diagnostic discovery and development.

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

While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. See Part I, Item 1A. “Risk Factors” for more information.

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

The COVID-19 pandemic and the surge associated with multiple variants have negatively affected our lung diagnostic testing-related revenue and our clinical studies. Beginning in the third quarter 2020, the Company’s COVID-19 testing services began to experience rapid growth with a peak in the first quarter 2021; however, subsequent to this peak, we experienced a rapid decline in COVID-19 testing revenue primarily as a result of a few significant contracts that expired as well as the ongoing increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing. We do not anticipate the need for COVID-19 testing to be commensurate with the peak demand experienced during the first quarter 2021 and instead expect the demand to substantially decline as our society adapts to a post-pandemic era. There is no assurance that our COVID-19 testing program will continue to be accepted by the market or that other diagnostic tests will become more accepted, produce quicker results or are more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain and the need for COVID-19 testing could vary which could have a significant effect on our results of operations and profitability. As a result, increases in revenue, if any, due to any increase in demand for these diagnostic tests may not be indicative of our future revenue.

See Part I, Item 1A. “Risk Factors” for a description of how the COVID-19 pandemic may adversely affect our business, financial condition and results of operations.

Fourth Quarter and Full Year 2022 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the year ended December 31, 2022 as compared to the same period in 2021 unless otherwise noted:

•
Total revenue of $9.6 million and $38.2 million for the fourth quarter and fiscal 2022, respectively, an increase of 33% and decrease of 30%, respectively, with continued growth in core lung diagnostic sales, offset by the expected year-over-year decline in COVID-19 revenue due to the decrease in testing across the year;
•
Core lung diagnostic revenue of $8.2 million and $29.3 million for the fourth quarter and fiscal 2022, respectively, an increase of 51% and 57% driven by the increased adoption of Nodify Lung nodule management tests and the highest total tests delivered in Company history;
•
Biopharmaceutical Services revenue of $1.4 million and $3.7 million for the fourth quarter and fiscal year 2022 respectively, a decrease of 1% and 34%;
•
COVID-19 testing revenue declined to an immaterial amount and $5.2 million for the fourth quarter and fiscal year 2022, respectively, a decrease of 96% and 83% commensurate with the increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing, including the expiration of our most significant testing contracts;
•
Gross margin was $6.3 million or 66% and $24.1 million or 63% for the fourth quarter and fiscal 2022, respectively, as a percentage of revenue compared to 65% and 44% primarily driven by the mix shift of sales to higher-margin core lung diagnostics and away from lower-margin COVID-19 testing;
•
Operating expenses (excluding direct costs and expenses) of $20.2 million and $74.6 million for the fourth quarter and fiscal year 2022, an increase of 23% and 15% primarily from year-over-year growth in core lung diagnostic revenue;
•
Net loss of $20.3 million and $65.4 million for the fourth quarter and fiscal year 2022, respectively, an increase of 53% and 52%;
•
Cash and cash equivalents of $43.1 million, inclusive of $65.7 million of net proceeds during the fourth quarter 2022 through debt and equity offerings and the utilization of $23.9 million to extinguish outstanding debt.

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

Operating Expenses

Direct costs and expenses

Cost of diagnostic testing generally consists of cost of materials, direct labor, including bonuses, employee benefits, share-based compensation, equipment and infrastructure expenses associated with acquiring and processing test samples, including sample accessioning, test performance, quality control analyses, charges to collect and transport samples; curation of test results for physicians; and in some cases, license or royalty fees due to third parties. Costs associated with performing our tests are recorded as the tests are processed regardless of whether revenue was recognized with respect to the tests. Infrastructure expenses include depreciation of laboratory equipment, rent costs, amortization of leasehold improvements and information technology costs. Royalties for licensed technology are calculated as a percentage of revenues generated using the associated technology and recorded as expense at the time the related revenue is recognized. One-time royalty payments related to signing of license agreements or other milestones, such as issuance of new patents, are amortized to expense over the expected useful life of the patents. While we do not believe the technologies underlying these licenses are necessary to permit us to provide our tests, we do believe these technologies are potentially valuable and of possible strategic importance to us or our competitors. Under these license agreements, we are obligated to pay aggregate royalties ranging from 1% to 8% of sales in which the patents or know-how are used in the product or service sold, sometimes subject to minimum annual royalties or fees in certain agreements.

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

Research and development

Research and development expenses consist of costs incurred to develop technology and include salaries, share-based compensation and benefits, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services, clinical studies, other outside costs and costs to develop our technology capabilities. Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal costs incurred in connection with the discovery and development of our product candidates.

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

Internal expenses include employee-related costs, including salaries, share-based compensation and related benefits for employees engaged in research and development functions. We do not track internal costs by product candidate because these costs are deployed across multiple programs and, as such, are not separately classified.

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

Sales, marketing, general and administrative

Our sales and marketing expenses are expensed as incurred and include costs associated with our sales organization, including our direct sales force and sales management, client services, marketing and reimbursement, as well as business development personnel who are focused on our biopharmaceutical customers. These expenses consist primarily of salaries, commissions, bonuses, employee benefits, share-based compensation, and travel, as well as marketing and educational activities and allocated overhead expenses. We expect our sales and marketing expenses to increase in dollars as we expand our sales force, increase our presence within the United States, and increase our marketing activities to drive further awareness and adoption of our tests and our future products. These expenses, though expected to increase in dollars, are expected to decrease as a percentage of revenue in the long term, though they may fluctuate as a percentage of our revenues from period to period due to the timing and extent of these expenses.

Our general and administrative expenses include costs for our executive, accounting, finance, legal and human resources functions. These expenses consist principally of salaries, bonuses, employee benefits, share-based compensation, and travel, as well as professional services fees such as consulting, audit, tax and legal fees, and general corporate costs and allocated overhead expenses. We expect that our general and administrative expenses will continue to increase in dollars, primarily due to increased headcount and costs associated with operating as a public company, including expenses related to legal, accounting, regulatory, maintaining compliance with exchange listing and requirements of the SEC, director and officer insurance premiums and investor relations. These expenses, though expected to increase in dollars, are expected to decrease as a percentage of revenue in the long term, though they may fluctuate as a percentage from period to period due to the timing and extent of these expenses.

Change in Fair Value of Contingent Consideration

In connection with the purchase transaction of Indi, we recorded contingent consideration pertaining to the amounts potentially payable to Indi shareholder pursuant to the terms of the asset purchase agreement. The fair value of contingent consideration was assessed at each balance sheet date and changes, if any, to the fair value were recognized as operating expenses within the statement of operations. The Company achieved the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule. The significant unobservable inputs used in the measurement of fair value included the probability of successful achievement of the specified product gross margin targets, the period in which the targets were expected to be achieved, and discount rates which ranged from 11% to 16%. As a result of the achievement of the gross margin target, the only significant unobservable input used in the measurement of fair value includes the discount rate since all other inputs became fixed and determinable. During the period ended June 30, 2022, the Company increased the discount rate to reflect current market and Company specific conditions.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the year ended December 31, 2022, interest expense consists of cash and non-cash interest from the secured promissory note (Promissory Note One) with Streeterville, the 2021 Term Loan with SVB, changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021, and the Perceptive Term Loan. For the year ended December 31, 2021, interest expense primarily consists of cash and non-cash interest from our 2021 Term

Loan, the 2018 Innovatus Term Loan, Paycheck Protection Program loan, and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the contingency in the second quarter 2021. Interest income, which is included in ‘Other income, net’ in the statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Year Ended December 31,		Change
	2022	2021	$	%
Revenues	$38,212	$54,506	$(16,294)	(30)%
Operating expenses
Direct costs and expenses	14,154	30,518	(16,364)	(54)%
Research and development	13,102	12,789	313	2%
Sales, marketing, general and administrative	61,462	50,517	10,945	22%
Change in fair value of contingent consideration	—	1,622	(1,622)	(100)%
Impairment loss on intangible assets	81	—	81	100%
Total operating expenses	88,799	95,446	(6,647)	(7)%
Loss from operations	(50,587)	(40,940)	(9,647)	(24)%
Other (expense) income
Interest expense	(8,072)	(4,508)	3,564	79%
(Loss) gain on extinguishment of liabilities, net	(6,981)	2,298	(9,279)	404%
Change in fair value of warrant liability	84	—	84	100%
Other income (loss), net	109	(9)	(118)	1,311%
Total other expense	(14,860)	(2,219)	12,641	570%
Net loss	$(65,447)	$(43,159)	$(22,288)	(52)%

Share-based compensation(1)	$5,961	$4,944	$(1,017)	21%

(1) Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Year Ended December 31,		Change
	2022	2021	$	%
Revenues
COVID-19	$5,240	$30,227	$(24,987)	(83)%
Lung Diagnostic	29,298	18,710	10,588	57%
Diagnostic testing revenue	34,538	48,937	(14,399)	(29)%
Services revenue	3,674	5,569	(1,895)	(34)%
Total revenues	$38,212	$54,506	$(16,294)	(30)%

Total revenue decreased $16.3 million or 30% for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily as a result of our expected decline in COVID-19 testing demand.

Diagnostic test revenue decreased $14.4 million or 29% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease for the year ended December 31, 2022 compared to the same period in 2021 is due to a $25.0 million reduction in COVID-19 revenue resulting from an increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing, including the expiration of significant testing contracts. The reduction in COVID-19 revenue was partially offset by an increase in our core lung diagnostic revenue of $10.6 million driven primarily from an increase in our Nodify Lung and GeneStrat NGS tests delivered. The Company’s core lung diagnostic sales efforts continued to gain momentum throughout the year ended December 31, 2022 with our fourth quarter core lung diagnostic business delivering our highest number of tests in Company history as the COVID-19 pandemic receded and as health care practitioners, including pulmonologists, increasingly returned to pre-pandemic related care.

Services revenue decreased $1.9 million or 34% for the year ended December 31, 2022 compared to the same period in 2021 due to lower testing volumes driven by sample shipping logistics impacting timelines for existing and new agreements. In addition to delayed receipts in samples, service revenue can fluctuate due to several factors including contract timing, which can be long under normal circumstances, and currently reflects the slower pace of overall prospective clinical trial enrollment recovering from disruptions put forth by COVID-19.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue decreased $16.4 million or 54% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in costs for the year ended December 31, 2022 was driven primarily by the overall decline in COVID-19 testing revenue, as vaccinations increased as well as broader adoption and availability of at-home testing, partially offset by an increase in direct costs and expenses associated with increased lung diagnostic revenue.

Research and development

Research and development expenses increased $0.3 million or 2% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in cost was due primarily to an increase in clinical trial costs, partially offset by a decrease in other laboratory costs.

The following table summarizes our external and internal costs for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Year Ended December 31,		Change
	2022	2021	$	%
External expenses:
Clinical trials and associated costs	$2,551	$2,061	$490	24%
Other external costs	3,625	3,810	(185)	(5)%
Total external costs	6,176	5,871	305	5%
Internal expenses	6,926	6,918	8	0%
Total research and development expenses	$13,102	$12,789	$313	2%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $10.9 million or 22% for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was driven primarily by increases in employee compensation and benefits associated with an increase in sales team headcount and variable compensation during 2022 as compared to 2021. This is also the result of increases in non-employee costs associated with increased spending on various sales meetings, training, and campaigns resulting from supporting the growth in our core lung diagnostic business.

Change in fair value of contingent consideration

Change in fair value of contingent consideration decreased $1.6 million or 100% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Changes in the fair value of contingent consideration subsequent to the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule (see ‘Interest expense’ below).

Non-Operating Expenses

Interest expense

Interest expense increased $3.6 million or 79% for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase is primarily related to increased interest associated with the contingent consideration of $1.1 million subsequent to the achievement of the gross margin target (see ‘Change in fair value of contingent consideration’ above), Promissory Note One with Streeterville of $1.8 million, interest associated with the 2021 Term Loan (including the accelerated accretion of the 2021 Term Loan final payment of $0.7 million), and interest associated with the Perceptive Term Loan of $0.5 million. This increase is partially offset by interest associated with the Innovatus Term Loan in 2021 that is not present in 2022.

(Loss) gain on extinguishment of liabilities, net

The Company recorded a loss on extinguishment of liabilities of $7.0 million for the year ended December 31, 2022. On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA in which all parties agreed to restructure the milestone payments. During the three months ended June 30, 2022, the Company evaluated Amendment No. 3 to the Indi APA in accordance with applicable accounting standards under U.S. GAAP which resulted in the extinguishment of the original instrument due to the substantially different terms. As a result, during the three months ended June 30, 2022, we recorded a loss on the extinguishment of $2.9 million. Additionally, as a result of the extinguishment of Promissory Note One and the 2021 Term Loan, the Company recorded a loss on debt extinguishment of $3.6 million and $0.5 million, respectively, associated with the prepayment premium and the write-off of unamortized original issue discount (OID) and debt issuance costs.

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

Change in fair value of warrant liability

On November 21, 2022, as consideration for the Perceptive Term Loan, the Company issued the Perceptive Warrant, with warrants exercisable into 3,000,000 shares of the Company’s common stock issued on the funding date of the Tranche A Loan which are equity classified (the Initial Warrants). In addition to the Initial Warrants and to the extent the Company exercises its right to borrow the remaining availability under the Perceptive Term Loan, additional warrants will become exercisable into 1,000,000 shares of common stock concurrently with the borrowing of the Tranche B Loan, and additional warrants will become exercisable into 1,000,000 shares of common stock concurrently with the borrowing of the Tranche C Loan (together, the Additional Warrants). The Company accounts for the Additional Warrants as liabilities as the Additional Warrants do not meet the criteria for equity classification. The Company determined the initial fair value of the Additional Warrants to be $0.1 million and during the year ended December 31, 2022, the Company recorded $0.1 million as a change in fair value through the statement of operations due to changes in unobservable inputs.

Liquidity and Capital Resources

We are an emerging growth company and, as such, have yet to generate positive cash flows from operations. We have funded our operations to date principally from net proceeds from the sale of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness.

As a result of the pandemic, the Company diversified its diagnostic testing beyond lung diagnostic testing to include the critical service of COVID-19 diagnostic testing. Beginning in the third quarter 2020, the Company’s COVID-19 testing services began to experience rapid growth with a peak in the first quarter 2021; however, subsequent to this peak, we experienced a rapid decline in COVID-19 testing revenue primarily as a result of a few significant contracts that expired as well as the ongoing increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing. In addition, the COVID-19 pandemic negatively affected our lung diagnostic testing-related revenue and our clinical studies. We began to see recovery during the fourth quarter 2020 in our core lung diagnostic testing as our delivered tests exceeded first quarter 2020 delivered tests and have continued to grow thereafter. The Company’s sales efforts continued to be impacted by the COVID-19 pandemic due to surges associated with variants, which have negatively affected the growth rate of our core lung diagnostic testing-related revenue and our clinical studies. While we have seen recovery in delivered tests during 2022 in lung diagnostic testing as health care practitioners, including pulmonologists, increasingly returned to pre-pandemic related care, we have experienced more variability as compared to pre-pandemic levels as physician practices are adjusting to post-pandemic levels of care. As a result, the items identified above have had an adverse effect on our revenue, results of operations and cash flows.

In March 2021, we completed the closing of our 2021 Term Loan with SVB for a principal amount of $30 million and extinguished our prior 2018 term loan for $25.9 million. During the quarter ending June 30, 2021, we achieved the gross margin target associated with the purchase transaction with Indi, giving rise to the previously disclosed contingent obligations of $37.0 million in the aggregate, payable through the issuance of our shares of common stock subject to a fixed price put option. We entered into an amendment in August 2021 to the original agreement in which all parties agreed to forgo the issuance of our shares of common stock that would otherwise be issued, and we would instead make six quarterly installment payments of $4.6 million beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million (the Milestone Payments and each individually a Milestone Payment). The aggregate amount of payments owed by us under this amendment is the same as if Indi had exercised the put right or we had exercised the call right provided for in the original agreement.

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

On December 30, 2021, we raised approximately $16.3 million in gross proceeds from the sale of 3,756,994 common shares at a public offering price of $4.35 per share in an at-the-market offering. We received net proceeds of $15.7 million after deducting underwriting discounts and commissions and offering expenses payable by us.

On December 31, 2021, we entered into the Consent and Second Amendment to Loan and Security Agreement (the 2021 Term Loan Second Amendment) to, among other things, amend our 2021 Term Loan and First Amendment to obtain consent for the $4.6 million January 2022 milestone payment under the Indi APA, repay $20 million in outstanding principal on December 31, 2021, waive the $600,000 prepayment fee on the $20 million Term Loan repayment, and waive the minimum revenue covenant as of December 31, 2021 and modify the minimum revenue requirement for the three months ended March 31, 2022. SVB agreed to apply the full amount of funds previously established within the restricted cash collateral account to partially prepay the $20 million in outstanding principal, thereby eliminating the restricted cash collateral account.

On March 7, 2022 (the Effective Date), we entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $50.0 million of our common stock (the Purchase Agreement). Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of our common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on the Effective Date. As consideration for Lincoln Park's irrevocable commitment to purchase our common stock upon the terms of and subject to satisfaction of the conditions set forth in the purchase agreement, on the Effective Date, we issued 184,275 shares of common stock to Lincoln Park as a commitment fee valued at $600,000 for which no consideration was received.

On April 7, 2022, we entered into subscription agreements with a consortium of investors, including three members of our Board of Directors and other existing shareholders of the Company, for the issuance and sale by the Company of an aggregate of 6,508,376 shares of our common stock in an offering for an aggregate purchase price of approximately $11.7 million.

On April 7, 2022, we entered into the Consent and Third Amendment to Loan and Security Agreement (the 2021 Term Loan Third Amendment) whereby subject to the terms and conditions of the Third Amendment, certain waivers and consents were provided. Under the terms of the Third Amendment to our 2021 Term Loan, we agreed to the repayment of $3.0 million in outstanding principal in April 2022 with an additional $2.0 million to be paid no later than September 30, 2022, in exchange for the following:

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

The Company further amended the Indi APA agreement in April 2022 in which all parties agreed to restructure the Milestone Payments whereby the Company will make five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million beginning in July 2023, one installment of $5.0 million in April 2024, and one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments is subject to ongoing compliance under the Perceptive Term Loan and commencing January 1, 2024, consent from Perceptive.

On May 9, 2022, the Company entered into a securities purchase agreement with Streeterville (the Lender), pursuant to which, among other things, the Lender: (i) purchased Promissory Note One in the aggregate principal amount totaling $16.0 million in exchange for $15.0 million less certain expenses and (ii) agreed to purchase another secured promissory note at the Company’s election (Promissory Note Two and, together with Promissory Note One, the Promissory Notes), subject to certain conditions precedent in aggregate principal amount totaling $10.3 million in exchange for $10.0 million in cash proceeds. Each of the Promissory Notes may, at the Company's option, be settled in cash or shares of common stock of the Company, upon the terms and subject to the limitations and conditions set forth in the Promissory Notes. On May 9, 2022, the Company closed on the first tranche for gross proceeds of $15.0 million (approximately $12.8 million, net, after deducting debt issuance costs and OID).

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

On November 21, 2022, the Company funded and/or closed various financing transactions, including: (i) a term loan facility for up to $50.0 million, with funding of $30.0 million and the issuance of warrants exercisable into 3,000,000 shares of the Company’s common stock occurring on November 21, 2022, and two additional contingently issuable tranches of $10.0 million each subject to certain terms and conditions, including revenue milestones, (ii) a follow-on equity offering of common stock and (iii) a subscription agreement for the issuance of common stock to certain members of the Company’s management team. Collectively, the Company raised gross proceeds of approximately $70.7 million ($65.7 million after deducting commissions, fees and expenses payable). Approximately $23.9 million of the net proceeds were used to retire outstanding debt of the Company and the remaining proceeds of approximately $42.0 million will be used for commercial expansion of sales, supporting the Company’s product pipeline, research and development and for general corporate purposes.

As mentioned above, the Company maintains two facilities that enable equity financing on an ongoing basis at the Company’s sole discretion, our ATM offering and our common stock purchase agreement with LPC (the LPC facility). During the year ended December 31, 2022, the Company raised approximately $7.3 million ($6.8 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 3,886,893 common shares at a weighted average price per share of $1.87 under these programs. As of December 31, 2022, the Company had remaining available capacity for share issuances of approximately $29.5 million under the ATM facility and up to $46.9 million under the LPC facility, each subject to the restrictions and limitations of the underlying facilities, as well as volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding.

As of December 31, 2022, we maintained cash and cash equivalents of $43.1 million and we have $30.0 million in outstanding aggregate principal amount on our Perceptive Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources, including the debt and equity funding and amendments to the Indi APA, and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-K in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our loan agreement or to obtain waivers or amendments that impact the related covenants. As of December 31, 2022, the Company was in compliance with all restrictive and financial covenants associated with its borrowing. However, due to the continued uncertainty caused by the COVID-19 pandemic and the associated impacts on the recovery of our diagnostic testing and services, significant risks remain with respect to our ability to meet these thresholds and any material adverse effect on our revenues, income and expenses could impact our ability to maintain compliance with these covenants.

Based on our current operating plan, unless we continue to raise additional capital (debt or equity) or obtain waiver from complying with such financial covenants, we expect that we will be unable to maintain our financial covenants under our existing loan agreement during the next twelve months, which could result in an Event of Default, as defined, causing an acceleration of the outstanding balances. We have taken steps to improve our liquidity through the actions noted above and have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our financial covenants. We plan to raise additional funding through the issuance of equity or debt securities and any such financing activities are subject to market conditions. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

The Company’s revenues, results of operations and cash flows have been materially adversely impacted by the items noted above. We expect to continue to incur operating losses in the near term while we make investments to support our anticipated growth. Our current operating plan, which is in part determined based on our most recent historical actual results and trends, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern for a period beyond one year from when the December 31, 2022 financial statements are issued. Our audited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash flows provided by (used in):
Operating activities	$(44,972)	$(28,223)
Investing activities	(3,534)	(2,547)
Financing activities	58,882	1,262
Net increase (decrease) in cash and cash equivalents and restricted cash	$10,376	$(29,508)

Our cash flows resulted in a net increase in cash and cash equivalents and restricted cash of $10.4 million during the year ended December 31, 2022 as compared to the net decrease in cash of $29.5 million for the year ended December 31, 2021. For the year ended December 31, 2022, net cash used in operating activities increased by approximately $16.8 million due to a year-over-year increase in net loss from operations of $22.3 million, partially offset by an increase in non-cash expenses of approximately $14.5 million. In addition to the remaining $7.7 million increase in net loss, the Company had unfavorable changes in net working capital of $9.0 million. The unfavorable changes in net working capital are primarily as a result of the $5.0 million transferred as a refundable deposit to secure the performance of the Company’s obligations under the operating lease agreement with Centennial Valley Properties I, LLC (the CVP Lease) and a decrease in cash collections from customers and payments to vendors. Partially offsetting the unfavorable changes in net working capital is $2.5 million in capital expenditures for leasehold improvements related to the CVP Lease pursuant to agreed upon tenant improvement allowances which have been reimbursed from the CVP landlord.

Net cash used in investing activities during the year ended December 31, 2022 totaled $3.5 million, an increase of $1.0 million compared to the same period in 2021. The increase in net cash used in investing activities was primarily due to increases in purchases of property and equipment and capital expenditures for leasehold improvements related to the CVP Lease. These leasehold improvements are tenant improvements and have been reimbursed from the Landlord, as described above in net cash used in operating activities.

Net cash provided by financing activities during the year ended December 31, 2022 totaled $58.9 million, an increase of $57.6 million compared to the same period in 2021. The net cash provided by financing activities for the year ended December 31, 2022 primarily resulted from $56.3 million net proceeds from the issuance of common stock, $41.4 million net proceeds from the issuance of Promissory Note One and the Perceptive Term Loan, and $0.6 million in proceeds from the issuance of common stock under the ESPP and exercise of stock options. These proceeds were partially offset by the repayment of Promissory Note One and the 2021 Term Loan of $28.6 million, and milestone payments to Indi of $10.8 million. The net cash provided by financing activities for the year ended December 31, 2021 primarily resulted from $15.7 million net proceeds from our ATM public offering, net proceeds from our 2021 Term Loan of $29.9 million, and proceeds from the issuance of common stock under the ESPP and exercise of stock options of approximately $1.1 million, primarily offset by the repayment of $25.4 million from our 2018 Term Loan and a $20 million prepayment on our 2021 Term Loan.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of December 31, 2022 (in thousands):

	Payments due by period(1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$50,981	$4,295	$8,566	$38,120	$—
Contingent consideration (3)	34,675	11,272	23,403	—	—
Operating lease obligations (4)	48,922	2,289	6,329	8,041	32,263
Total	$134,578	$17,856	$38,298	$46,161	$32,263
(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect at December 31, 2022.
(3)
On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA in which all parties agreed to restructure the milestone payments associated with the contingent consideration (see Note 4 to our financial statements in Item 8 of this Annual Report on Form 10-K).
(4)
Does not include the remaining contractually agreed upon tenant improvement allowances associated with the CVP Lease of $18.3 million which are expected to be received during fiscal year 2023 (see Note 9 to our financial statements in Item 8 of this Annual Report on Form 10-K).

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2022, we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

In accordance with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain of these estimates significantly influence the portrayal of our financial condition and results of operations and require us to make difficult, subjective or complex judgments. Our critical accounting policies are described in greater detail below and in Note 2 to our financial statements in Item 8 of this Annual Report on Form 10-K.

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

The Company recognizes revenues related to blood-based lung diagnostic billings based on estimates of the amounts ultimately expected to be collected from customers on a portfolio approach. In determining the amount to accrue for a delivered test, the Company considers factors such as payment history, payer coverage, whether there is a reimbursement contract between the payer and the Company, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. Variable consideration, if any, is estimated based on an analysis of historical experience and adjusted as better estimates become available. These estimates require significant judgment by management.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). This ASU intends to make accounting for leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. In addition to other related amendments, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. The Company elected this transition method and adopted ASC 842 on January 1, 2022 and as a result, recorded operating lease right-of-use (ROU) assets of $1.3 million, including offsetting deferred rent of $0.1 million, along with the associated operating lease liabilities of $1.3 million. On January 1, 2022, the Company did not have any finance leases. Additional information and disclosures required by this new standard are contained in Note 3 and Note 9 to our financial statements in Part II of this Annual Report on Form 10-K.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC Topic 326). This ASU requires measurement and recognition of expected credit losses for financial assets. This ASU requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for the Company beginning January 1, 2023. The Company evaluated the guidance and determined the overall impact of the adoption will have an immaterial impact on our financial statements.

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

We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.24 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) until December 31, 2025 (the year ended December 31st following the fifth anniversary of our initial public offering).

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of December 31, 2022, we had $30 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of December 31, 2022, a hypothetical 100 basis point increase in interest rates would have an estimated $0.3 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework. Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.

This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference from the information under the captions "Board and Corporate Governance Matters—Election of Directors" and "—Director Independence" contained in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022 in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders (the Proxy Statement). Certain information required by this item concerning executive officers is set forth in the Proxy Statement under the caption "Executive Compensation—Compensation of Named Executive Officers" and is incorporated herein by reference.

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

Our Board of Directors has appointed an Audit Committee, comprised of Ms. Jean Franchi, as Chairwoman, Messrs. Hany Massarany, Lawrence T. Kennedy, Jr., and Dr. Matthew Strobeck. The Board of Directors has determined that Ms. Franchi qualifies as an Audit Committee Financial Expert under the definition outlined by the Securities and Exchange Commission. In addition, each of the members of the Audit Committee qualifies as an "independent director" under the current rules of The NASDAQ Stock Market and Securities and Exchange Commission rules and regulations.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information under "Executive Compensation" contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information under the captions "Stock Ownership—Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation", and "Equity Compensation Plan Information" contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information under the caption "Board and Corporate Governance Matters—Certain Relationships and Related-Party Transactions" and "—Director Independence" contained in the Proxy Statement and is incorporated herein by reference.

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

4.4**	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K filed with the SEC on March 16, 2021).
4.5**

Form of Note, dated November 21, 2022, issued by the Company to Perceptive Credit Holdings IV, LP. (incorporated by reference to Exhibit 4.1 and Exhibit 10.1 in the Company's current report on Form 8-K filed with the SEC on November 21, 2022).

4.6**

Warrant to Purchase Stock, dated November 21, 2022, issued by the Company to Perceptive Credit Holdings IV, LP. (incorporated by reference to Exhibit 4.2 in the Company's current report on Form 8-K filed with the SEC on November 21, 2022).

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

10.8.1+**	Biodesix, Inc. 2021 Senior Management Bonus to Equity Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).
10.8.2+**

Amendment No. 1 to the Biodesix, Inc. 2021 Senior Management Bonus to Equity Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.8.3+*	Amendment No. 2 to the Biodesix, Inc. 2021 Senior Management Bonus to Equity Plan
10.9.1+**

Form of Stock Option Grant Notice under the Biodesix, Inc. Bonus-To-Options Program (incorporated by reference to Exhibit 10.6.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 9, 2020).

10.9.2+**

Form of Option Agreement under the Biodesix, Inc. Bonus-To-Options Program (incorporated by reference to Exhibit 10.6.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 9, 2020).

10.10+**

Form of Indemnification Agreement, by and between Biodesix, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 14, 2020).

10.11.1†+**

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

10.12.1†+**

Employment Letter, by and between Biodesix, Inc. and Robin Harper Cowie, dated March 11, 2011 (incorporated by reference to Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

10.12.2†+**

Executive Employment Letter, by and between Biodesix, Inc. and Robin Harper Cowie, dated February 23, 2020 (incorporated by reference to Exhibit 10.10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

10.13+**

Consulting Agreement, by and between David Brunel and Biodesix, Inc., dated September 19, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

10.14.1†**

Office Lease between Aero-Tech Investments, LLC and Biodesix, Inc., dated October 5, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 9, 2020).

10.14.2**

Office Lease between Aero-Tech Investments, LLC and Biodesix, Inc., dated January 24, 2022 (incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022).

10.15†**	Lease Assignment of De Soto Facility, dated November 1, 2019 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).
10.16.2**

Lease agreement by and between Centennial Valley Properties I, LLC and Biodesix, Inc. dated March 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2022).

10.16.2**

First Amendment to Lease Agreement by and between Centennial Valley Properties I, LLC and Biodesix, Inc. dated March 11, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2022).

10.17**

Patent Assignment between Biodesix, Inc., and Integrated Diagnostics, Inc., dated June 30, 2018 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

10.18†**

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

10.24.1**	Amendment No. 2 to Asset Purchase Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q filed with the SEC on August 10, 2021).
10.24.2**	Amendment No. 3 to Asset Purchase Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the SEC on May 11, 2022).
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

10.27.1†**

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

10.30**	Letter from Bio-Rad Laboratories, Inc. dated August 7, 2020 (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 21, 2020).
10.31**	Letter from Bio-Rad Laboratories, Inc. dated August 14, 2020 (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 21, 2020).
10.32**

First Amendment to the Non-Exclusive License Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc., dated May 24, 2021 (incorporated by reference to Exhibit 10.37 to the Company's Form 10-Q filed with the SEC on August 10, 2021).

10.33**	Loan and Security Agreement, dated March 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 23, 2021).
10.33.1**	Consent and First Amendment to Loan and Security Agreement, dated September 30, 2021 (incorporated by reference to Exhibit 10.39 to the Company's Form 10-Q filed with the SEC on November 15, 2021).
10.33.2**

Consent and Second Amendment to Loan and Security Agreement, dated December 30, 2021 (incorporated by reference to Exhibit 10.40 to the Company's current report on Form 8-K filed with the SEC on January 4, 2022).

10.33.3**

Consent and Third Amendment to Loan and Security Agreement, dated April 7, 2022 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on April 11, 2022).

10.33.4**

Consent and Fourth Amendment to Loan and Security Agreement, dated September 30, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022).

10.34**

Purchase Agreement, dated March 7, 2022, by and between Biodesix, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 7, 2022).

10.35**

Registration Rights Agreement, dated March 7, 2022, by and between Biodesix, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on March 7, 2022).

10.36**

Secured Purchase Agreement by and between Streeterville Capital LLC and Biodesix, Inc. dated May 9, 2022 (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed with the SEC on May 11, 2022).

10.37**

Secured Convertible Promissory Note #1 by and between Streeterville Capital LLC and Biodesix, Inc. dated May 9, 2022 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed with the SEC on May 11, 2022).

10.38**

Form of Subscription Agreement with resale registration rights provision, dated April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on April 11, 2022).

10.39**

Form of Subscription Agreement without registration rights, entered by the three members of our Board of Directors, dated April 7, 2022 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on April 11, 2022).

10.40**

Credit Agreement and Guaranty, dated as of November 16, 2022, by and among the Company and Perceptive Credit Holdings IV, LP. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on November 21, 2022).

10.41**

Security Agreement, dated as of November 21, 2022, by and among the Company and Perceptive Credit Holdings IV, LP. (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on November 21, 2022).

10.42**	Form of Subscription Agreement, dated November 21, 2022 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on November 21, 2022).
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page of this Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Biodesix, Inc.

Date: March 6, 2023	By:	/s/ RYAN H. SIUREK
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

Name	Title	Date

/s/ SCOTT HUTTON	President, Chief Executive Officer (Principal Executive Officer)	March 6, 2023
Scott Hutton

/s/ ROBIN HARPER COWIE	Chief Financial Officer, Secretary and Treasurer	March 6, 2023
Robin Harper Cowie

/s/ JOHN PATIENCE	Chairman and Director	March 6, 2023
John Patience

/s/ JEAN FRANCHI	Director	March 6, 2023
Jean Franchi

/s/ JON FAIZ KAYYEM	Director	March 6, 2023
Jon Faiz Kayyem, Ph.D.

/s/ LAWRENCE T. KENNEDY, JR.	Director	March 6, 2023
Lawrence T. Kennedy, Jr.

/s/ HANY MASSARANY	Director	March 6, 2023
Hany Massarany

/s/ JACK SCHULER	Director	March 6, 2023
Jack Schuler

/s/ MATTHEW STROBECK	Director	March 6, 2023
Matthew Strobeck, Ph.D.

/s/ CHARLES WATTS	Director	March 6, 2023
Charles Watts, M.D.

Item 8. Financial Statements and Supplementary Data

BIODESIX, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Biodesix, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biodesix, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Denver, Colorado

March 6, 2023

BIODESIX, INC.

Balance Sheets

(in thousands, except share data)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$43,088	$32,712
Accounts receivable, net of allowance for doubtful accounts of $118 and $158	5,065	3,656
Other current assets	5,181	7,245
Total current assets	53,334	43,613
Non‑current assets
Property and equipment, net	5,848	4,179
Intangible assets, net	9,797	11,617
Operating lease right-of-use assets	2,973	—
Goodwill	15,031	15,031
Other long-term assets	5,923	1,657
Total non‑current assets	39,572	32,484
Total assets	$92,906	$76,097

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,685	$1,662
Accrued liabilities	8,218	7,665
Deferred revenue	962	1,850
Current portion of operating lease liabilities	1,543	—
Current portion of contingent consideration	10,341	17,764
Current portion of notes payable	49	19
Other current liabilities	41	—
Total current liabilities	22,839	28,960
Non‑current liabilities
Long‑term notes payable, net of current portion	25,004	9,993
Long-term operating lease liabilities	5,254	—
Contingent consideration	18,645	16,028
Other long-term liabilities	558	1,389
Total non‑current liabilities	49,461	27,410
Total liabilities	72,300	56,370
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2022 and 2021) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 77,614,358 (2022) and 30,789,649 (2021) shares issued and outstanding	78	31
Additional paid‑in capital	387,948	321,669
Accumulated deficit	(367,420)	(301,973)
Total stockholders' equity	20,606	19,727
Total liabilities and stockholders' equity	$92,906	$76,097

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenues	$38,212	$54,506
Operating expenses:
Direct costs and expenses	14,154	30,518
Research and development	13,102	12,789
Sales, marketing, general and administrative	61,462	50,517
Change in fair value of contingent consideration	—	1,622
Impairment loss on intangible assets	81	—
Total operating expenses	88,799	95,446
Loss from operations	(50,587)	(40,940)
Other (expense) income:
Interest expense	(8,072)	(4,508)
(Loss) gain on extinguishment of liabilities, net	(6,981)	2,298
Change in fair value of warrant liability	84	—
Other income (loss), net	109	(9)
Total other expense	(14,860)	(2,219)

Net loss	$(65,447)	$(43,159)
Net loss per share, basic and diluted	$(1.55)	$(1.58)
Weighted-average shares outstanding, basic and diluted	42,103	27,365

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Stockholders' Equity

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ January 1, 2021	26,562	$27	$299,953	$(258,814)	$41,166
Issuance of common stock, net	3,757	4	15,675	—	15,679
Issuance of common stock under employee stock purchase plan	43	—	328	—	328
Exercise of stock options	428	—	769	—	769
Share‑based compensation	—	—	4,944	—	4,944
Net loss	—	—	—	(43,159)	(43,159)
Balance ‑ December 31, 2021	30,790	31	321,669	(301,973)	19,727
Issuance of common stock, net	45,705	46	56,189	—	56,235
Issuance of common stock under employee stock purchase plan	194	—	355	—	355
Issuance of common stock for deferred offering costs	184	—	600	—	600
Exercise of stock options	384	1	268	—	269
Release of restricted stock units	357	—	—	—	—
Issuance of Initial Warrants	—	—	2,906	—	2,906
Share‑based compensation	—	—	5,961	—	5,961
Net loss	—	—	—	(65,447)	(65,447)
Balance - December 31, 2022	77,614	$78	$387,948	$(367,420)	$20,606

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(65,447)	$(43,159)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	3,597	3,178
Amortization of lease right-of-use assets	2,247	—
Loss (gain) on extinguishment of liabilities, net	6,981	(2,298)
Share‑based compensation expense	5,961	4,944
Change in fair value of warrant liability	(84)	—
Change in contingent consideration	—	1,622
Provision for doubtful accounts	93	193
Accrued interest, amortization of debt issuance costs and other	5,037	2,706
Inventory excess and obsolescence	906	—
Impairment loss on intangible assets	81	—
Changes in operating assets and liabilities:
Accounts receivable	(1,501)	11,454
Other current assets	1,113	1,369
Other long-term assets	(3,504)	875
Accounts payable and other accrued liabilities	(773)	(7,425)
Deferred revenue	(1,213)	(1,682)
Tenant improvement allowances received	2,471	—
Current and long-term operating lease liabilities	(937)	—
Net cash and cash equivalents and restricted cash used in operating activities	(44,972)	(28,223)

Cash flows from investing activities
Purchase of property and equipment	(3,298)	(2,241)
Patent costs and intangible asset acquisition, net	(236)	(306)
Net cash and cash equivalents and restricted cash used in investing activities	(3,534)	(2,547)

Cash flows from financing activities
Proceeds from the issuance of common stock	59,538	16,343
Proceeds from issuance of common stock under employee stock purchase plan	355	328
Proceeds from exercise of stock options	269	769
Payment of contingent consideration	(10,822)	—
Proceeds from term loan and notes payable	45,102	30,078
Repayment of term loan and notes payable	(28,604)	(45,428)
Payment of debt issuance costs	(3,725)	(164)
Deferred offering costs	(129)	—
Equity financing costs	(3,069)	(664)
Other	(33)	—
Net cash and cash equivalents and restricted cash provided by financing activities	58,882	1,262
Net increase (decrease) in cash and cash equivalents and restricted cash	10,376	(29,508)
Cash, cash equivalents, and restricted cash ‑ beginning of period	32,798	62,306
Cash, cash equivalents, and restricted cash ‑ end of period	$43,174	$32,798

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Year Ended December 31,
	2022	2021
Common stock issued for deferred offering costs	$600	$—
Deferred offering costs amortized against Additional paid-in capital	75	—
Issuance of Perceptive Warrants	3,051	—
Debt issuance costs included in Accounts payable and other accrued liabilities	631	15
Equity financing costs included in Accounts payable and other accrued liabilities	160	—
Operating lease right-of-use assets obtained in exchange for lease liabilities at adoption of ASC 842	1,269	—
Operating lease right-of-use assets obtained in exchange for lease liabilities	3,936
Finance lease right-of-use assets obtained in exchange for lease liabilities	123	—
Cash paid for interest	1,009	1,676
Cash paid for income taxes	—	—

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Notes to Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company”, “Biodesix”, “we” “us” and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado and performs its blood-based diagnostic tests in its laboratory facilities, which are located in Boulder, Colorado and De Soto, Kansas. The Company conducts all of its operations within a single legal entity. Biodesix is a leading data-driven diagnostic solutions company leveraging state of the art technologies with its proprietary artificial intelligence platform to discover, develop, and commercialize solutions for clinical unmet needs, with a primary focus in lung disease. The Company develops diagnostic tests addressing important clinical questions by combining multi-omics through the power of artificial intelligence. We derive our revenue from two sources: (i) providing diagnostic testing services associated with (a) blood-based lung tests and (b) Coronavirus Disease 2019 (COVID-19) tests (Diagnostic Tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics (Services). Biodesix offers five Medicare-covered tests for patients with lung diseases. The blood based Nodify Lung® nodule risk assessment testing strategy, consisting of the Nodify XL2® and the Nodify CDT® tests, evaluates the risk of malignancy in incidental pulmonary nodules, enabling physicians to better triage patients to the most appropriate course of action. The blood based IQLung™ strategy for lung cancer patients integrates the GeneStrat® ddPCR test, the GeneStrat NGS™ test and the VeriStrat® test to support treatment decisions across all stages of lung cancer.

The Company also offers three SARS-CoV-2 tests. The Bio-Rad SARS-CoV-2 ddPCR test, the cPASS™ neutralization antibody test kit, and the Platelia SARS-CoV-2 Total Ab test have been granted Emergency Use Authorization (EUA) by the Federal Drug Administration (FDA) under Section 564 of the Federal Food, Drug, and Cosmetic Act (FDCA). Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety. The EUA declaration under Section 564 of the FDCA is distinct from and independent of the declaration by the Secretary of HHS of a public health emergency under Section 319 of the Public Health Service Act (the PHS Act). On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. Because the EUA declaration from the FDA is distinct from the declaration under Section 319 of the PHS Act, the FDA EUA may remain in effect beyond the duration of the Section 319 declaration. We cannot predict how long the EUAs for the SARS-CoV-2 tests will remain in place.

In addition to diagnostic tests, the Company provides biopharmaceutical companies with services that include diagnostic research, clinical trial testing, and the discovery, development, and commercialization of companion diagnostics. The Company leverages the proprietary and advanced Diagnostic Cortex® AI (Artificial Intelligence) platform, to collaborate with many of the world’s leading biotechnology and pharmaceutical companies to solve complex diagnostic challenges in lung disease.

Blood-Based Lung Tests

The Company offers five blood-based lung cancer tests across the lung cancer continuum of care:

Diagnosis

•
Nodify XL2 and Nodify CDT tests, marketed as our Nodify Lung Nodule Risk Assessment testing strategy, assess a suspicious lung nodule's risk of lung cancer to help identify the most appropriate treatment pathway. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules.

Treatment & Monitoring

•
GeneStrat ddPCR and VeriStrat tests, marketed as part of our IQLung testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat ddPCR tumor profiling test and the VeriStrat immune profiling test have a turnaround time of two business days, providing physicians with timely results to facilitate treatment decisions.
•
GeneStrat NGS (NGS) test, also marketed as part of our IQLung testing strategy, is our blood-based NGS test with results in three business days. The NGS test was launched in November 2021 to a select group of physicians, with national launch in January 2022. The 52-gene panel includes guideline recommended mutations to help physicians treating advanced-stage lung cancer patients identify targeted therapy mutations in genes, such as EGFR, ALK, KRAS, MET, NTRK, ERBB2, and others, and delivers them in an expedited timeframe so patient treatment can begin sooner.

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
•
Platelia SARS-CoV-2 Total Ab test, which is an antibody test, FDA EUA authorized by the FDA, intended for detecting a B-cell immune response to SARS-CoV-2, indicating recent or prior infection.
•
cPass SARS-CoV-2 Neutralization Antibody test, which is the first blood-based surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the receptor binding domain (RBD) in the spike protein of SARS-CoV-2 that are produced in response to a previous SARS-CoV-2 infection. This test was commercially introduced in partnership with GenScript Biotech Corporation.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; the estimation of the fair value of goodwill and other intangible assets; fair value of stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; warrant liabilities; and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recognized revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

As of December 31, 2022, we maintained cash and cash equivalents of $43.1 million and we have $30.0 million in outstanding aggregate principal amount on our Perceptive Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources, including the debt and equity funding and amendments to the Integrated Diagnostics, Inc. (Indi) Agreement, and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-K in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our loan agreement (see Note 8 – Debt) or to obtain waivers or amendments that impact the related covenants. Due to the continued uncertainty caused by the COVID-19 pandemic and the associated impacts on the recovery of our diagnostic testing and services, significant risks remain with respect to our ability to meet these thresholds and any material adverse effect on our revenues, income and expenses could impact our ability to maintain compliance with these covenants.

Based on our current operating plan, unless we continue to raise additional capital (debt or equity) or obtain a waiver from complying with such financial covenants, we expect that we will be unable to maintain our financial covenants under our existing loan agreement during the next twelve months, which could result in an Event of Default, as defined, causing an acceleration and repayment of the outstanding balances. We have taken steps to improve our liquidity through raising debt and equity capital during 2022, amendments to our 2021 Term Loan and amended the Indi Agreement to delay near term cash requirements and extend the period of milestone payments. We have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our financial covenants. On November 21, 2022, the Company funded and/or closed various financing transactions, including: (i) a term loan facility for up to $50.0 million, with funding of $30.0 million and the issuance of warrants exercisable into 3,000,000 shares of the Company’s common stock occurring on November 21, 2022, and two additional contingently issuable tranches of $10.0 million each subject to certain terms and conditions, including revenue milestones, (ii) a follow-on equity offering of common stock and (iii) a subscription agreement for the issuance of common stock to certain members of the Company’s management team. Collectively, the Company raised gross proceeds of approximately $70.7 million ($65.7 million after deducting commissions, fees and expenses payable). Approximately $23.9 million of the net proceeds were used to retire outstanding debt of the Company with Streeterville Capital, LLC and Silicon Valley Bank. To maintain an adequate amount of available liquidity and execute our current operating plan, we will need to continue to raise additional funds from external sources, such as through the issuance of equity or debt securities; however, we have not secured such funding at the time of this filing and any such financing activities are subject to market conditions. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

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

Segment Reporting

The Company has a single operating segment focused on providing diagnostic testing services to customers. All of the Company’s revenue and long-lived assets were derived or located in the United States for the years ended December 31, 2022 and 2021.

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

See Note 11 — Revenue and Accounts Receivable Credit Concentration for additional information.

Direct Costs and Expenses

The components of our cost of diagnostic tests and testing services consist of cost of materials, direct labor, including bonuses, benefit and share-based compensation, depreciation of laboratory equipment, rent costs, amortization of leasehold improvements and information technology costs associated with acquiring and processing test samples, including sample accessioning, test performance, quality control analyses, charges to collect and transport samples; curation of test results for physicians; and in some cases, license or royalty fees due to third parties.

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

Research and Development Expenses

Research and development expenses include external and internal costs incurred to develop our technology, collect clinical samples, and conduct clinical studies to develop and support our products. External costs consist primarily of payments to clinical trial sites, sample acquisition costs and laboratory supplies purchased in connection with the Company’s discovery and preclinical activities, process development and clinical development activities, infrastructure expenses, including allocated facility occupancy and information technology costs. Internal expenses include employee-related costs, including salaries, share-based compensation, and related benefits for employees engaged in research and development functions.

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

Sales, Marketing, General and Administrative Expenses

Selling expenses consist primarily of costs associated with our sales organization, including our direct sales force and sales management, client services, marketing, and reimbursement, as well as business development personnel who are focused on our biopharmaceutical customers. These expenses consist primarily of salaries, commissions, bonuses, employee benefits, travel, and share-based compensation, as well as marketing and educational activities and allocated overhead expenses.

Sales, marketing, general and administrative expenses also include costs for our marketing and sales organizations, and other functions including finance, legal, human resources, and information technology. These expenses consist principally of salaries, bonuses, employee benefits, travel, share-based compensation, as well as professional services fees such as consulting, audit, tax and legal fees, and general corporate costs and allocated overhead expenses.

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

Several of the components for certain of the Company's sample collection kits, test reagents, and test systems are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company's requirements on a timely basis, the Company could suffer delays in being able to deliver its diagnostic solutions, a possible loss of revenue, or incur higher costs, any of which could adversely affect its operating results.

For a discussion of credit risk concentration of accounts receivable as of December 31, 2022 and 2021, see Note 11 – Revenue and Accounts Receivable Credit Concentration.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly-liquid instruments with an original maturity of three months or less from the date of purchase.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. As of December 31, 2022 and 2021, the Company had $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying balance sheets.

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

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the balance sheet and was $1.4 million and $2.9 million as of December 31, 2022 and 2021, respectively. The Company recorded a reserve for excess inventory of $0.1 million and zero, primarily associated with the wind down of the COVID-19 testing operation, as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company recorded $0.9 million and zero, respectively, to the statement of operations for excess and obsolete inventory.

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

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from the use and eventual disposition over its remaining useful life. The Company assesses recoverability by comparing the sum or projected undiscounted cash flows from the use and eventual disposition of the asset or asset group to its carrying value, and records an impairment loss if the carrying value is greater than the undiscounted future cash flows. There were no impairments for the years ended December 31, 2022 and 2021.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate a reduction to fair value below their carrying amounts. There was an immaterial impairment during the year ended December 31, 2022 and there were no impairments for the year ended December 31, 2021.

Goodwill

Goodwill represents the excess of purchase price over amounts allocated to acquired assets and liabilities assumed in business combinations. The carrying value of goodwill is evaluated for impairment at least annually or more frequently when events or circumstances occur indicate a potential for impairment. The annual impairment test is performed on the last day of our fourth quarter. Prior to performing a quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. In the event the Company determines that it is more likely than not the carrying value of our single reporting unit is higher than its estimated fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. Through December 31, 2022, there were no accumulated impairment losses.

Other Assets

As of December 31, 2022, the Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC (see Note 9 – Leases). The $5.0 million refundable deposit is reported within 'Other long-term assets' in the balance sheet.

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

Contingent Consideration

In connection with the purchase transaction with Indi, the Company recorded contingent consideration for amounts potentially payable to Indi’s shareholder upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date. The fair value of contingent consideration is assessed at each balance sheet date and changes, if any, to the fair value through the date the gross margin target was achieved is recorded as operating expenses in the statements of operations. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule.

Warrant Liability

As consideration for the Perceptive Term Loan Facility (see Note 8 - Debt), the Company issued a warrant to purchase common stock to the Lender of up to 5,000,000 shares of the Company's common stock (the Perceptive Warrant), with warrants exercisable into 3,000,000 shares of the Company’s common stock issued on the funding date of the Tranche A Loan (the Initial Warrants) as well as up to 2,000,000 additional warrants that are contingent upon the Company’s borrowing the remaining availability under the Perceptive Term Loan Facility (the Additional Warrants). The Initial Warrants are equity classified (see Note 10 - Equity) while the Additional Warrants are classified as liabilities and subject to fair value measurement (see Note 4 – Fair Value).

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 - Income Taxes, under which deferred income taxes are recognized based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. The recorded valuation allowance is based on significant estimates and judgments and if the facts and circumstances change, the valuation allowance could materially change. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

See Note 14 — Income Taxes for additional information related to income taxes.

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

Note 3 – Recent Issued Accounting Standards

Recently adopted accounting standards

In February 2016, the FASB issued ASU No. 2016-2, Leases (ASC 842). This ASU intends to make accounting for leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases accounted for as operating leases. In addition to other related amendments, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers an additional transition method whereby entities may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings rather than application of the new leases standard at the beginning of the earliest period presented in the financial statements. The Company elected this transition method and adopted ASC 842 on January 1, 2022 and as a result, recorded operating lease right-of-use (ROU) assets of $1.3 million, including offsetting deferred rent of $0.1 million, along with the associated operating lease liabilities of $1.3 million. On January 1, 2022, the Company did not have any finance leases. The adoption of ASC 842 did not result in a cumulative effect adjustment to beginning retained earnings, and did not materially affect the Company's statement of operations, statement of stockholders' equity or statement of cash flows for the year ended December 31, 2022.

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

Additional information and disclosures required by this new standard are contained in Note 9 — Leases.

Standards Being Evaluated

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC Topic 326). This ASU requires measurement and recognition of expected credit losses for financial assets. This guidance will become effective for the Company beginning January 1, 2023. The Company evaluated the guidance and determined the overall impact of the adoption will have an immaterial impact on our financial statements.

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the balance sheets, which may differ from their respective fair values. The fair value of borrowings as of December 31, 2022 is primarily associated with the Perceptive Term Loan entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of Perceptive Warrant issued in conjunction with the transaction. The difference between the carrying value and fair value of outstanding borrowings as of December 31, 2022 is due to the debt issuance costs and the fair value of Perceptive Warrant netted against the Perceptive Term Loan. The carrying value of outstanding borrowings as of December 31, 2021, approximates fair value based on interest rates available at that time for similar borrowings. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$25,053	$26,785	$10,012	$10,012

The financial liabilities that are measured and recorded at estimated fair value on a recurring basis consist of our contingent consideration associated with our previous acquisition of Indi and the warrant liabilities granted as consideration for the Perceptive Term Loan Facility (see Note 8 - Debt), which were accounted for as liabilities and remeasured through our statements of operations.

The table below presents the reported fair values of contingent consideration and warrant liabilities, which are classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

	As of December 31,
Description	2022	2021
Current portion of contingent consideration	$10,341	$17,764
Contingent consideration	18,645	16,028
Total contingent consideration	$28,986	$33,792

Warrant liabilities	$61	$—

The following table presents the changes in contingent consideration and warrant liabilities for the dates indicated (in thousands):

	For the year ended December 31, 2022
Level 3 Rollforward	Contingent Consideration	Warrant Liabilities
Beginning balances - January 1, 2022	$33,792	$—
Additions	—	145
Changes in fair value	—	(84)
Interest expense	3,082	—
Loss on extinguishment of liabilities	2,934	—
Payments	(10,822)	—
Ending balances - December 31, 2022	$28,986	$61

The following table presents the changes in contingent consideration as of the date indicated (in thousands):

Level 3 Rollforward	For the year ended December 31, 2021
Beginning balances - January 1, 2021	$29,932
Changes in fair value	1,622
Interest expense	2,238
Loss on extinguishment of liabilities	—
Payments of contingent consideration	—
Ending balances - December 31, 2021	$33,792

Contingent consideration

In connection with the acquisition of Indi in 2018, the Company recorded contingent consideration for amounts contingently payable to Indi's selling shareholders pursuant to the terms of the asset purchase agreement (the Indi APA). The contingent consideration arrangement requires additional consideration to be paid by the Company to such shareholders upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date. Under the terms of the original agreement, when the gross margin target was achieved the Company was required to issue 2,520,108 shares of common stock. For the six months following the achievement of the gross margin target, Indi had the option to require the Company to redeem these common shares for $37.0 million in cash over eight equal quarterly installments. If Indi elected to not exercise its option, the Company had 12 months to repurchase the common stock in two equal and consecutive quarterly cash installments totaling $37.0 million.

The Company achieved the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. The Company entered into an amendment to the original agreement in August 2021 in which all parties agreed to forgo the issuance of common stock and agreed that the Company will in lieu thereof make six quarterly installments of approximately $4.6 million each beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million. (the Milestone Payments and each individually a Milestone Payment). The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement.

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA in which the parties agreed to restructure the Milestone Payments whereby the Company will make five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million beginning in July 2023, one installment of $5.0 million in April 2024, and one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments is subject to ongoing compliance under the Perceptive Term Loan and commencing January 1, 2024, consent from Perceptive (see Note 8 - Debt).

The contingent consideration liability is accounted for at fair value and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value include the probability of successful achievement of the specified product gross margin targets, the period in which the targets were expected to be achieved, and discount rates which ranged from 11% to 16%. As a result of the achievement of the gross margin target, the only remaining significant unobservable input used in the measurement of fair value includes the discount rate since all other inputs became fixed and determinable. Significant increases or decreases in the discount rate could result in a significantly higher or lower fair value measurement. During the three months ended June 30, 2022, the Company recorded $1.1 million in interest expense due to the passage of time and fixed payment schedule, partially offset by a reduction to the contingent consideration balance of $1.0 million due to an increase in the discount rate to reflect current market and Company specific conditions, resulting in $0.1 million, net recorded as ‘Interest expense’ in the statements of operations.

The Company evaluated Amendment No. 3 to the Indi APA in accordance with applicable accounting standards under U.S. GAAP which resulted in the extinguishment of the original instrument due to the substantially different terms. As a result, during the three months ended June 30, 2022, we recorded a loss on extinguishment of $2.9 million in the statements of operations.

During the years ended December 31, 2022 and 2021, the Company recorded $3.1 million and $2.2 million, respectively, in interest expense due to the passage of time and fixed payment schedule.

Contingent consideration expected to be paid in the next twelve months is recorded in the balance sheets as ‘Current portion of contingent consideration’ while the remaining amount to be paid is recorded as ‘Contingent consideration’ within non-current liabilities. The net change to contingent consideration through the date the gross margin target was achieved is recorded as operating expenses in the statements of operations. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule.

Warrant liabilities

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 8 - Debt), the Company issued the Perceptive Warrant to purchase up to 5,000,000 shares of the Company's common stock, including Initial Warrants and Additional Warrants. The Initial Warrants are equity classified (see Note 10 - Equity) while the Additional Warrants are classified as liabilities within 'Other long-term liabilities' and recognized at fair value. The fair value of the Additional Warrants is determined using a Black-Scholes model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value include the fair value of the Company's common stock, risk-free rate, the volatility of common stock which ranged from 78% to 82%, and the probability of the expected borrowing. Significant increases or decreases in the unobservable inputs could result in a significantly higher or lower fair value measurement. The Company determined the initial fair value of the Additional Warrants to be $0.1 million and during the year ended December 31, 2022, the Company recorded $0.1 million as a change in fair value through the statement of operations due to changes in unobservable inputs.

Note 5 – Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2022	2021
Lab equipment	$6,035	$6,784
Leasehold improvements	2,365	2,339
Computer equipment	749	700
Furniture and fixtures	349	391
Software	324	600
Vehicles	97	97
Construction in process	2,947	17
	12,866	10,928
Less accumulated depreciation	(7,018)	(6,749)
Total property and equipment, net	$5,848	$4,179

Depreciation expense related to property and equipment was:

	Year Ended December 31,
	2022	2021
Direct costs and expenses	$591	$614
Selling, marketing, general and administrative	1,031	614
Total	$1,622	$1,228

Note 6 – Goodwill and Intangible Assets

Intangible assets, excluding goodwill, consist of the following (in thousands):

	December 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,880	$(647)	$1,233	$1,755	$(566)	$1,189
Purchased technology	16,900	(8,450)	8,450	16,900	(6,572)	10,328
Intangible assets not subject to amortization
Trademarks	114	—	114	100	—	100
Total	$18,894	$(9,097)	$9,797	$18,755	$(7,138)	$11,617

Amortization expense related to definite-lived intangible assets was (in thousands):

	Year Ended December 31,
	2022	2021
Direct costs and expenses	$2	$5
Sales, marketing, general and administrative	1,973	1,945
Total	$1,975	$1,950

Future estimated amortization expense of intangible assets is (in thousands):

As of December 31, 2022
2023	$1,972
2024	1,963
2025	1,957
2026	1,943
2027	992
2028 and thereafter	856
Total	$9,683

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Compensation related accruals	$4,671	$4,029
Accrued clinical trial expense	1,232	870
Other expenses	2,315	2,766
Total accrued liabilities	$8,218	$7,665

Note 8 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of December 31,
	2022	2021
Perceptive Term Loan	$30,000	$—
2021 Term Loan	—	10,000
Other	127	75
Unamortized debt discount and debt issuance costs	(5,074)	(63)
	25,053	10,012
Less: current maturities	49	19
Long-term notes payable	$25,004	$9,993

Perceptive Term Loan Facility

On November 16, 2022 (the Closing Date), the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP as the lender and administrative agent (the Lender). The Credit Agreement provides for a senior secured delayed draw term loan facility with Perceptive Advisors LLC (Perceptive), in an aggregate principal amount of up to $50.0 million (the Perceptive Term Loan Facility). The initial funding of the Perceptive Term Loan Facility was subject to a capital raise of at least $30.0 million in gross proceeds from an equity offering of the Company's common stock. On November 21, 2022 (the Funding Date), the Company raised approximately $40.6 million in gross proceeds from the sale of common stock (the Public Offering and November 2022 Subscription Agreements, together, "the Equity Offerings", see Note 10 - Equity). The Tranche A Loan, in an aggregate amount of up to $30.0 million (the Tranche A Loan), was funded under the Perceptive Term Loan Facility substantially and concurrently with the closing of the Equity Offerings on the Funding Date. In addition to the Tranche A Loan, the Perceptive Term Loan Facility includes an additional Tranche B Loan, in an aggregate amount of up to $10.0 million, and an additional Tranche C Loan, in an aggregate amount of up to $10.0 million, which will be accessible by the Company so long as the Company satisfies certain customary conditions precedent, including revenue milestones. The Tranche B and C loans have loan commitments dates through December 31, 2023 and September 30, 2024, respectively. The Perceptive Term Loan Facility has a maturity date of November 21, 2027 (the Maturity Date)

and provides for an interest-only period during the term of the loan with principal due at the Maturity Date. The Company's net proceeds from the Tranche A Loan were approximately $27.9 million, after deducting debt issuance costs and expenses.

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of December 31, 2022, the stated interest rate was approximately 13.3%.

Amortization and Prepayment

On the Maturity Date, the Company is required to pay the Lender the aggregate outstanding principal amount underlying the Loan and any accrued and unpaid interest thereon. Prior to the Maturity Date, there will be no scheduled principal payments under the Perceptive Term Loan Facility. The Perceptive Term Loan Facility may be prepaid at any time, subject to a prepayment premium equal to 2% to 10% of the aggregate outstanding principal amount being prepaid, depending on the date of prepayment.

Security Instruments and Warrants

Pursuant to a Security Agreement, dated as of the Funding Date (the Security Agreement), between the Company and the Lender, substantially all of the Company’s obligations under the Credit Agreement are secured by a first lien perfected security interest on all of the Company’s assets, subject to customary exceptions.

As consideration for the Credit Agreement, the Company has issued, on the Funding Date, the Perceptive Warrant of up to 5,000,000 shares of the Company's common stock, including the Initial Warrants which are equity classified at a per share exercise price equal to $1.0648 which is equal to the lower of (A) the 10-day volume weighted average price (VWAP) of the Company’s common stock, on the business day immediately prior to the Closing Date of the Tranche A Loan or (B) the public offering price per share of Common Stock of $1.15 (see Note 10 - Equity). In addition to the Initial Warrants, the Additional Warrants will each become exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche B and C Loans, respectively. The per share exercise price for the Additional Warrants will be equal to the lower of (A) the Initial Warrant exercise price or (B) the 10-day VWAP ending on the business day immediately preceding the funding date of the Tranche B Loan or the Tranche C loan, respectively. Each warrant will be exercisable, in whole or in part, until the 10th anniversary of the applicable date of issuance. If the Tranche B or C loans are not drawn by the respective loan commitment dates, the associated Additional Warrants expire and will not become exercisable. The Company accounts for the Additional Warrants as liabilities as the Additional Warrants do not meet the criteria for equity treatment (see Note 4 - Fair Value).

Representations, Warranties, Covenants, and Events of Default

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require the Company to undertake various reporting and notice requirements, maintain insurance and maintain in full force and effect all Regulatory Approvals, Material Agreements, Material Intellectual Property (each as defined in the Credit Agreement) and other rights, interests or assets (whether tangible or intangible) reasonably necessary for the operations of the Company’s business. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain Investments or Restricted Payments (each as defined in the Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that has the impact of restricting the Company’s ability to make loan repayments under the Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $2.5 million; and (ii) as of the last day of each fiscal quarter commencing on the fiscal quarter ending March 31, 2023, receive revenue in amounts agreed to between the Company and Perceptive from time to time.

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross- defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of December 31, 2022, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

The Initial Warrants and Additional Warrants were valued at $2.9 million and $0.1 million, respectively, using the Black-Scholes option-pricing model, estimated settlement probabilities and estimated exercise prices. As a result of the fees paid to Perceptive and the value of the Perceptive Warrant, the Company recognized a discount on the Perceptive Term Loan in the amount of $5.2 million. The Company recorded the debt discount as a reduction to the principal amount of the debt and is amortized as interest expense over the life of the debt.

Securities Purchase Agreement

On May 9, 2022 (the First Closing Date), the Company entered into a securities purchase agreement (the SPA) with Streeterville Capital, LLC (Streeterville), pursuant to which, among other things, Streeterville: (i) purchased a secured promissory note (Promissory Note One) in the aggregate principal amount totaling $16.0 million in exchange for $15.0 million less certain expenses and (ii) agreed to purchase another secured promissory note at the Company’s election (Promissory Note Two and, together with Promissory Note One, the Promissory Notes), subject to certain conditions precedent in aggregate principal amount totaling $10.3 million in exchange for $10.0 million in cash proceeds. Each of the Promissory Notes, at the Company's option, could be settled in cash or shares of common stock of the Company, upon the terms and subject to the limitations and conditions set forth in the Promissory Notes. The Company's net proceeds from the issuance of Promissory Note One were approximately $12.8 million, after deducting debt issuance costs and original issue discount (OID).

The Promissory Notes had a stated interest rate of 6% per annum. The maturity date of each Promissory Note was 24 months from the issuance date of such Note. Promissory Note One was issued with an OID of $1.0 million while Promissory Note Two, if issued, would have been subject to an OID of $0.3 million subject to certain contingencies which could increase the OID by an additional $0.5 million. The Promissory Notes were eligible for early payment for cash, at the Company’s election, subject to a prepayment premium of 10% of the outstanding principal balance. During the year ended December 31, 2022, the Company recorded $1.8 million for accrued interest, amortization of the OID and debt issuance costs to interest expense in the accompanying statements of operations.

Substantially and concurrently with the completion of the Equity Offerings, the Company fully repaid all outstanding principal, accrued and unpaid interest, and prepayment and other fees due under the existing SPA with Streeterville in the amount of $18.2 million. As a result of the extinguishment of Promissory Note One, the Company recorded a loss on debt extinguishment of $3.6 million during the three months ended December 31, 2022, associated with the prepayment premium and with the write-off of unamortized debt issuance costs and OID.

2021 Term Loan

On March 19, 2021 (Effective Date), the Company entered into a Loan and Security Agreement (the 2021 Term Loan) by and between Silicon Valley Bank, a California corporation (SVB) and the Company, as borrower, whereby subject to the terms and conditions of the 2021 Term Loan, SVB advanced to the Company an original principal amount of $30 million.

The 2021 Term Loan provided for an “interest-only” period from the Effective Date through February 28, 2023, with interest due and payable monthly on the first calendar day of each month. However, the Company achieved a revenue milestone of at least $65 million on a trailing twelve-month basis during the three months ended March 31, 2021 which automatically extended the interest-only period through February 28, 2024. Beginning on the first calendar day of the month following the end of the interest-only period, the 2021 Term Loan was payable in (i) consecutive equal installments of principal through March 1, 2026, plus (ii) monthly payments of accrued interest. The principal amount outstanding under the 2021 Term Loan accrued interest at a floating per annum rate equal to the greater of (i) 2.00% above the prime rate, or (ii) 5.25%, which interest, in each case, was payable monthly. Changes to the interest rate applicable to the 2021 Term Loan based on changes to the prime rate were effective on the effective date of any change to the prime rate. The Company’s final payment to SVB included a payment of $2.7 million and was amortized as interest expense over the term of the 2021 Term Loan.

During the year ended December 31, 2022 and through the Closing Date of the Perceptive Term Loan Facility, the Company repaid $7.0 million in outstanding principal on the 2021 Term Loan. Substantially and concurrently with the completion of the Equity Offerings, the Company fully repaid all outstanding principal, accrued and unpaid interest, and other fees due under the existing 2021 Term Loan with SVB in the amount of $5.7 million, which included $3.0 million in remaining outstanding principal. As a result of the extinguishment of the 2021 Term Loan, the Company recorded a loss on debt extinguishment of $0.4 million during the three months ended December 31, 2022, associated with the final payment and the write-off of unamortized debt issuance costs.

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of December 31, 2022
2023	$49
2024	50
2025	21
2026	7
2027	30,000
2028 and thereafter	—
Total	$30,127

Note 9 – Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. The Company leases its headquarters and laboratory facilities in Boulder, Colorado, under a non-cancelable lease agreement for approximately 29,722 square feet that was set to expire in January 2023. In January 2022, the Company amended the agreement to extend the lease agreement through January 2024, resulting in an additional $1.2 million in ROU assets and lease liabilities recorded during the three months ended March 31, 2022. The Company also leases laboratory and office space in De Soto, Kansas, under a non-cancelable lease agreement for approximately 9,066 square feet that expires in October 2023, however, we are currently in discussions to extend this lease agreement. The Company also holds various copier and storage facility leases under non-cancelable lease agreements that expire in the next one to four years.

Centennial Valley Properties I, LLC Lease Agreement

On March 11, 2022, the Company entered into a Lease Agreement (the Lease) with Centennial Valley Properties I, LLC, a Colorado limited liability company (the Landlord) for office and laboratory space in Louisville, Colorado (the Leased Premises). The purpose of the Lease is to replace the Company’s current leased premises in Boulder, Colorado. The Company intends to move its corporate headquarters to the Leased Premises by mid-2023.

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

Under the Lease, the Company will lease approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Company's obligation to pay base rent shall be abated, commencing as of the Commencement Date and ending on and including the date that is 12 months after the Commencement Date (the Abated Rent Period). Further, the Company's obligation to pay base rent with respect to a portion of the area of the Lease Premises equal to 19,980 square feet shall be abated (the Partial Abated Rent), commencing as of the day after the end of the Abated Rent Period and ending on and including the date that is 24 months after the Commencement Date (the Partial Abated Rent Period). Pursuant to a work letter entered by the parties in connection with the Lease, the Landlord will contribute an aggregate of $18.8 million toward the cost of construction and improvements for the Leased Premises and the Company exercised its option for an additional tenant improvement allowance of $2.0 million (the Extra Allowance Amount). The Company will repay the Extra Allowance Amount actually funded by the Landlord in equal monthly payments with an interest rate of 6% per year over the Initial Term excluding any part of the Abated Rent Period or Partial Abated Rent Period, which shall start to accrue on the date that the Landlord first disburses the Extra Allowance Amount. The Company made an accounting policy election to reduce the right-of-use asset and lease liability at lease commencement because the Lease specifies a maximum level of reimbursement for tenant improvements which are probable of being incurred and within the Company's control. Due to the tenant improvement allowances at the accounting lease commencement date and rent abatement periods described above, the Company expects the lease liability to accrete to approximately $25.7 million by March 2024 after receiving $20.8 million in lessor reimbursements. As of December 31, 2022, the Company has incurred $2.5 million in capital expenditures for leasehold improvements related to the Leased Premises which are tenant improvements and have been reimbursed from the Landlord during the three months ended December 31, 2022. As of December 31, 2022, the Company had remaining capacity under the tenant improvement allowances of approximately $18.3 million.

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the balance sheet as of December 31, 2022.

Operating lease expense for all operating leases was $2.6 million and $1.2 million and for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the weighted-average remaining lease term and discount rate associated with our operating leases were 9.0 years and 11.40%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of December 31, 2022
2023	$2,289
2024	2,619
2025	3,710
2026	3,978
2027	4,063
2028 and thereafter	32,263
Total future minimum lease payments	48,922
Less amount representing interest	(23,802)
Less amount representing tenant improvement allowances(1)	(18,323)
Total lease liabilities	$6,797

(1) The remaining contractually agreed upon tenant improvement allowances of $18.3 million are expected to be received during fiscal year 2023.

Future minimum lease payments, which do not include amounts for common area maintenance, insurance, or taxes, for operating lease obligations in accordance with ASC 840 - Leases were as follows (in thousands):

As of December 31, 2021
2022	$775
2023	149
2024	9
2025	3
2026	1
2027 and thereafter	—
Total	$937

Note 10 – Equity

Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock is entitled to one vote per share. The common shareholders are entitled to dividends whenever funds and assets are legally available and when and if declared by the Board of Directors. The Company is currently subject to restrictions on the payment of dividends (see Note 8 - Debt) and no dividends have been declared as of December 31, 2022.

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2022 and 2021, no shares of preferred stock were issued or outstanding.

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

On March 7, 2022 (the LPC Effective Date), the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (Lincoln Park), pursuant to which Lincoln Park has committed to purchase up to $50.0 million of the Company's common stock (the Purchase Agreement). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the LPC Effective Date. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000 shares, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.5 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the Purchase Agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases.

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

Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds, if any, under the Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park. The Company intends to use any net proceeds from the sale of its common stock to Lincoln Park to advance its growth strategy and for general corporate purposes. On the LPC Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee (the Initial Commitment Shares) for which the Company did not receive consideration and, upon the available amount being reduced to an amount equal to or less than $20.0 million, the Company will be required to issue 61,425 shares (the Additional Commitment Shares and together with the Initial Commitment Shares, collectively, the Commitment Shares). The Initial Commitment Shares issued were valued at $600,000 and, together with due diligence expenses and legal fees of $129,000, reflect deferred offering costs of $729,000, which are included on the balance sheet in 'Other long-term assets'. The deferred offering costs will be charged against 'Additional paid-in capital' upon future proceeds from the sale of common stock under the Purchase Agreement. During the year ended December 31, 2022, $75,000 of deferred offering costs were charged against 'Additional paid-in capital'. As of December 31, 2022, $654,000 of deferred offering costs remain.

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

During the year ended December 31, 2022, the Company raised approximately $7.3 million ($6.8 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 3,886,893 common shares at a weighted average price per share of $1.87 under these programs. As of December 31, 2022, the Company had remaining available capacity for share issuances of approximately $29.5 million under the at-the-market facility and up to $46.9 million under the LPC facility, each subject to the restrictions and limitations of the underlying facilities, as well as volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding.

On December 30, 2021, the Company raised approximately $16.3 million in gross proceeds from the sale of 3,756,994 common shares at a public offering price of $4.35 per share in an at-the-market offering. The Company received net proceeds of $15.7 million, after deducting underwriting discounts and commissions and offering expenses payable of approximately $0.7 million.

Public Offering

On November 21, 2022, the Company closed an underwritten public offering (the Public Offering) of 35,075,000 shares of its common stock (the Public Offering Shares), including 4,575,000 shares purchased by the underwriter pursuant to an option to purchase additional shares. The Public Offering Shares were issued and sold pursuant to an underwriting agreement, dated November 16, 2022, by and between the Company and William Blair & Company, L.L.C., as sole underwriter, at a public offering price per share of $1.15. The Company received net proceeds of approximately $37.5 million from the Public Offering after deducting underwriting discounts, commissions, and offering expenses payable by the Company.

The Public Offering was made pursuant to the Company’s effective Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission on November 29, 2021 and a prospectus supplement, dated November 16, 2022, relating to the Offering.

Subscription Agreements

On April 7, 2022, the Company entered into subscription agreements (the April 2022 Subscription Agreements) with a consortium of investors (the April 2022 Investors), including three members of our Board of Directors and other existing shareholders of the Company, for the issuance and sale by the Company of 6,508,376 shares of the Company’s common stock in a private placement offering. The three members of our Board of Directors acquired an aggregate of 3,631,284 shares pursuant to the form of a Subscription Agreement that did not include any registration rights. The remaining 2,877,092 shares were acquired by others pursuant to the form of a Subscription Agreement whereby the Company agreed to file, subject to certain exceptions, a shelf registration statement with respect to resales of such shares with the Securities and Exchange Commission no later than 60 days from April 7, 2022, which the Company filed on June 6, 2022.

Pursuant to the April 2022 Subscription Agreements, the April 2022 Investors purchased shares at a purchase price (determined in accordance with NASDAQ rules relating to the “Minimum Value” of the Company’s common stock) of $1.79 per share, which is equal to the closing price of the Company's common stock on April 7, 2022, for an aggregate purchase price of approximately $11.7 million. The April 2022 Subscription Agreements include customary representations, warranties and covenants by the parties to the agreement.

On November 21, 2022, the Company entered into subscription agreements (the November 2022 Subscription Agreements) with certain members of management (the November 2022 Investors), including the Company’s Chief Executive Officer and Chief Financial Officer, for the issuance and sale by the Company of an aggregate of 235,056 shares of the Company’s common stock in a private placement offering. The November 2022 Subscription Agreement did not include any registration rights and included lock up restrictions that will be in effect during the period ending 90 days subsequent to November 21, 2022.

Pursuant to the November 2022 Subscription Agreements, the November 2022 Investors purchased shares at a purchase price (determined in accordance with NASDAQ rules relating to the “Minimum Value” of the Company’s common stock) of $1.15 per share, which is equal to the public offer price in the Public Offering, for an aggregate purchase price of approximately $270,000. The November 2022 Subscription Agreements include customary representations, warranties and covenants by the parties to the agreement.

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All Series G common stock warrants remain outstanding as of December 31, 2022.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 8 - Debt), the Company issued the Perceptive Warrant to purchase up to 5,000,000 shares of the Company's common stock, including the Initial Warrants. In addition to the Initial Warrants, the Additional Warrants will each become exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche B and C Loans, respectively. The Company accounts for the Additional Warrants as liabilities as the Additional Warrants do not meet the criteria for equity treatment (see Note 4 - Fair Value). The per share exercise price for the Initial Warrants is equal to $1.0648, which is equal to the lower of (A) the 10-day VWAP of the Company’s common stock on the business day immediately prior to the Closing Date of the Tranche A Loan or (B) the public offering price per share of common stock of $1.15. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of December 31, 2022.

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

Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Diagnostic tests	$34,538	$48,937
Services	3,674	5,569
Total revenue	$38,212	$54,506

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the statements of operations. Of the $1.9 million in ‘Deferred revenue’ recorded in the balance sheet as of December 31, 2021, $1.2 million was recognized in revenues during the year ended December 31, 2022. In addition, $0.7 million was added to ‘Deferred revenue’ for up-front cash payments received for which the revenue recognition criteria have not been met and $0.4 million was reclassed to non-current deferred revenue. The ‘Deferred revenue’ of $1.0 million recorded in the balance sheet as of December 31, 2022 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of December 31, 2022 and 2021, the Company had $0.4 million and $0.8 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue both pertain to our COVID-19 diagnostic testing services, and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2022	2021
The State of Colorado	10%	—
The Big Ten Conference	—	40%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 37% and 18% of the Company’s total revenue for the years ended December 31, 2022 and 2021, respectively. The Company is subject to credit risk from its accounts receivable related to services provided to its customers.

The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of December 31,
	2022	2021
Medicare	23%	30%
Astrazeneca UK	18%	—
Janssen Research and Development, LLC	—	14%
LabCorp DD (formerly Covance)	—	11%

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

2020 Equity Incentive Plan

Effective upon the closing of our IPO, the Company’s Board of Directors approved the 2020 Equity Incentive Plan (2020 Plan), which replaced the 2016 Plan. The 2020 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards and other stock awards. Officers, directors, employees, consultants, agents, and independent contractors who provide services to the Company may receive awards. The terms of all awards are governed by an agreement between the Company and the recipients, as administered and approved by the Compensation Committee of the Board of Directors). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan.

The number of shares originally reserved for issuance under the 2020 Plan was 1,893,395. The 2020 Plan includes an annual increase on the first day of each calendar year, beginning with the calendar year ending December 31, 2022, and continuing until, and including, the calendar year ending December 31, 2030. The annual increase will be equal to the lesser of (i) 4% of the number of shares of our common stock issued and outstanding as of December 31st of the immediately preceding calendar year and (ii) such lesser amount determined by the Board of Directors.

To the extent an equity award granted under the 2020 Plan (other than any substitute award) or granted under any other equity plan maintained by us under which awards are outstanding as of the effective date of the 2020 Plan (the Prior Plans) expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares subject to such award will become available for future grant under the 2020 Plan. In addition, to the extent shares subject to an award are withheld to satisfy a participant’s tax withholding obligation upon the exercise or settlement of such award (other than any substitute award) or to pay the exercise price of a stock option granted under the 2020 Plan or a prior plan, such shares will become available for future grant under the 2020 Plan. The total number of shares available for grant under all plans as of December 31, 2022 was 233,519.

Employee Stock Purchase Plan

Effective with our IPO in October 2020, the Company’s Board of Directors and its stockholders approved the Company’s Employee Stock Purchase Plan (the ESPP). The number of shares originally reserved for issuance under the ESPP was 338,106. The maximum number of shares of our common stock available under the ESPP will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of (i) 1% of the shares of our common stock issued and outstanding on December 31st of the immediately preceding calendar year, and (ii) an amount determined by our Board of Directors.

Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the first or last day of the offering period, whichever is lower. No employee may participate in an offering period if the employee owns 5% or more of the total combined voting power or value of the Company’s stock. The initial offering period was from January 1, 2021 through August 31, 2021. On a go-forward basis, the ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. As of December 31, 2022, 237,961 shares have been issued under the ESPP leaving 100,145 shares remaining for future issuance.

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

Performance-based stock options are typically granted on an annual basis and consist of a performance-based and service-based component. The performance targets and vesting conditions for performance-condition options are based on achievement of recognized revenue targets. Performance-based options vest in three equal annual installments beginning one year after the grant date, pending certification of performance achievement by the Compensation Committee and continued service. The fair value of performance-condition awards is based on the closing market price of the Company’s common stock on the grant date. There are no performance-based stock options outstanding as of December 31, 2022.

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

Bonus-To-Options Program

The Company also has a Bonus-to-Options Program (the Bonus Option Program) which is separate from previously described plans and was initially adopted by the Board of Directors in 2008, and subsequently amended and restated in 2010, 2011, 2015, and 2022. For fiscal year 2022, the Bonus Option Program is subject to the shares reserved under the 2020 Plan. The Bonus Option Program, which is limited to participation of the Chief Executive Officer, direct reports to the Chief Executive Officer and Vice Presidents of the Company, allows participants who so elect to convert all or a portion of their annual cash bonus into fully vested, non-qualified stock options to purchase shares of common stock (Bonus Options). The exercise price for the options under the Bonus Option Program equals the closing market price of the Company's common stock on the grant date, as disclosed below under “Fair Value of Common Stock”. Bonus Options issued must be exercised within a ten-year term.

The Company recorded the following activity related to the Bonus Option Program during the year ended December 31, 2022 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2022	373	$17.00	7.5	$76
Granted	244	2.29	—	—
Forfeited/canceled	(91)	14.03	—	—
Exercised	—	—	—	—
Outstanding ‑ December 31, 2022	526	$10.69	7.6	$2
Exercisable ‑ December 31, 2022	526	$10.69	7.6	$2

The Company recorded $1.1 million and $0.8 million during the years ended December 31, 2022 and 2021, respectively, associated with the estimate of options to be delivered to eligible participants under the Bonus Option Program and which were granted in the first quarter of 2023 and 2022, respectively, by the Compensation Committee of the Board of Directors. In determining the amount of share-based compensation to recognize under the Bonus Option Program, the Company estimates the bonus attainment for the year and determines the expected number of options to be delivered to eligible participants. A Black-Scholes option pricing model is used to determine the estimated fair value of the expected number of options to be delivered to eligible participants. The key elements in determining the estimated fair value include assumptions for volatility, the risk-free interest rate, expected dividends and strike price, utilizing the measurement date closing stock price until the grants are authorized.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s statements of operations was (in thousands):

	Year Ended December 31,
	2022	2021
Direct costs and expenses	$65	$49
Research and development	427	572
Sales, marketing, general and administrative	5,469	4,323
Total	$5,961	$4,944

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $7.1 million as of December 31, 2022 and is expected to be amortized to expense over the next 2.8 years.

Stock Options

Stock option activity during the year ended December 31, 2022, excluding the Bonus Option Program described above, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2022	2,878	$8.08	7.7	$6,288
Granted	380	2.92	—	—
Forfeited/canceled	(333)	8.23	—	—
Exercised	(384)	0.70	—	—
Outstanding ‑ December 31, 2022	2,541	$8.40	7.4	$1,489
Exercisable ‑ December 31, 2022	1,525	$7.28	6.8	$1,067

Fair Value of Common Stock

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
•
Expected Dividend Yield: The Company is currently subject to restrictions on the payment of dividends (see Note 8 - Debt) and no dividends have been declared as of December 31, 2022 and 2021. The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

The fair value of each option grant was estimated on the grant date with the following weighted average assumptions for the years indicated:

	Year Ended December 31,
	2022	2021
Expected term (in years)	5.65	6.01
Expected volatility	72.6%	68.5%
Risk‑free rate	1.32%	0.79%
Expected dividend yield	—%	—%

Restricted Stock Units

Restricted stock unit activity during the year ended December 31, 2022 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2022	151	$5.30
Granted	1,473	2.75
Forfeited/canceled	(56)	3.69
Released	(357)	5.01
Outstanding ‑ December 31, 2022	1,211	$2.36

Note 13 – Net Loss per Common Share

Basic net loss per share excludes dilution and is computed by dividing net loss attributable to the common stockholders by the weighted-average shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings or losses of the Company.

In connection with the acquisition of Indi in 2018, the Company recorded contingent consideration (See Note 4 – Fair Value) for amounts contingently payable to Indi's selling shareholders pursuant to the terms of the Indi APA. The contingent consideration arrangement requires additional consideration to be paid by the Company to Indi upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date. When the gross margin target was achieved, the Company was required to issue 2,520,108 shares of common stock. The Company achieved the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. As a result of the achievement of the gross margin target, the Company included the 2,520,108 shares of common stock in the calculation of weighted-average shares outstanding used in computing basic and diluted net loss per share for the three and six months ended June 30, 2021. In August 2021, the Company entered into an amendment of the original agreement in which the Company has agreed to forgo the issuance of its common stock. Therefore, these shares are not included in the statements of stockholders' equity or shares issued and outstanding in the balance sheets and are not included in our earnings per share calculation subsequent to August 2021.

Basic and diluted loss per share for the years ended December 31, 2022 and 2021 were (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Numerator
Net loss attributable to common stockholders	$(65,447)	$(43,159)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	42,103	27,365
Net loss per share, basic and diluted	$(1.55)	$(1.58)

The potentially dilutive securities as of December 31, 2022 and 2021 primarily represent the shares subject to future issuance under stock options awards, warrants, RSUs, and shares subject to purchase under our employee stock purchase plan, the terms of which are described in further detail in Note 12 – Share Based Compensation. The potentially dilutive securities would be subject to the treasury stock method when dilutive. The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021
Options to purchase common stock	3,067	3,251
Shares committed under ESPP	80	30
Warrants	5,103	103
Restricted stock units	1,211	151
Total	9,461	3,535

Note 14 - Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21%	21%
State income taxes, net of federal benefit	5	5
Research and developments credits	1	1
Permanent items	(4)	(1)
Change in valuation allowance	(23)	(26)
Effective income tax rate	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$70,822	$61,874
Research and development tax credits	3,807	3,372
Interest expense limitation	3,036	554
Property and equipment	234	215
Capitalized research costs	2,874	—
Share-based compensation	1,619	1,977
Accruals and reserves	1,932	1,618
Total	84,324	69,610
Valuation allowance	(82,552)	(67,457)
Total deferred tax assets after valuation allowance	1,772	2,153

Deferred Tax Liabilities:
Intangible assets	(1,772)	(2,153)
Total deferred tax liabilities	(1,772)	(2,153)

Net deferred tax assets and liabilities	$—	$—

At December 31, 2022, the Company had $299.9 million and $4.8 million of federal net operating loss and research and experimentation tax carryforwards, respectively, which are set to expire beginning in 2026. The Internal Revenue Code contains provisions that may limit the net operating loss carryovers available to be used in any year if certain events occur, including significant changes in ownership interest.

In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company does not have any historical taxable income, projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of the history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of net deferred tax assets and, accordingly, has established a valuation allowance equal to 100% of net deferred tax assets. The valuation allowance increased by $15.1 million during 2022 and $11.4 million during 2021.

The Company determined that it had uncertain tax positions related to its U.S. research and development credits. As of December 31, 2022 and 2021, there was no accrued interest related to uncertain tax positions. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months. A reconciliation of beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance at January 1	$843	$715
Additions for tax positions related to the current year	109	128
Additions for tax positions related to prior years	—	—
Reductions for tax positions related to prior years	—	—
Reductions related to settlements	—	—
Reductions related to a lapse of statute	—	—
Balance at December 31	$952	$843

The Company monitors proposed and issued tax law, regulations, and cases to determine the potential impact of uncertain income tax positions. At December 31, 2022, the Company had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

The Company’s federal and state returns for all years will remain open to examination by federal and state tax authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

Note 15 – Commitments and Contingencies

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a potential registrational Phase 3 clinical trial for ficlatuzumab in the first half of 2023. The Company had $0.1 million in remaining obligations related to the AVEO agreement as of December 31, 2022. Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. There were no royalties received or expenses related to this agreement for the years ended December 31, 2022 and 2021.

License Agreement

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. As further consideration for the non-exclusive license, the Company agreed to pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. On May 24, 2021, the Company entered into the First Amendment to the Non-Exclusive License Agreement with Bio-Rad which amended the Bio-Rad License such that, effective May 1, 2021, the Company will no longer pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. The Bio-Rad License expires in August 2024. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement. There were no expenses related to this agreement for the year ended December 31, 2022 and were insignificant for the year ended December 31, 2021.

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License for each of the years ended December 31, 2022 and 2021 was $0.1 million, respectively.

As part of the acquisition of the assets of Oncimmune USA, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to an acquired diagnostic test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Royalty expenses were $0.9 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

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