Form 10-Q
period 2023-03-31
BIODESIX INC
filed 2023-05-11
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 4, 2023, the Registrant had 78,457,943 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 6, 2023. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, results of operations, business strategy and plans, and objectives of management for future operations, as well as statements regarding industry trends, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors, and assumptions described under the section titled “Risk Factors” in this Report and in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, regarding, among other things:

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

ii

•
general economic and financial market conditions;
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
•
inaccurate estimates or judgments relating to our critical accounting policies, which could cause our operating results to fall below the expectations of securities analysts and investors; and
•
other risks, uncertainties and factors, including those set forth under "Risk Factors".

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$25,275	$43,088
Accounts receivable, net of allowance for doubtful accounts of $200 and $118	4,901	5,065
Other current assets	4,608	5,181
Total current assets	34,784	53,334
Non‑current assets
Property and equipment, net	13,097	5,848
Intangible assets, net	9,311	9,797
Operating lease right-of-use assets	2,194	2,973
Goodwill	15,031	15,031
Other long-term assets	6,376	5,923
Total non‑current assets	46,009	39,572
Total assets	$80,793	$92,906

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,563	$1,685
Accrued liabilities	5,740	8,218
Deferred revenue	1,133	962
Current portion of operating lease liabilities	1,762	1,543
Current portion of contingent consideration	11,706	10,341
Current portion of notes payable	50	49
Other current liabilities	144	41
Total current liabilities	22,098	22,839
Non‑current liabilities
Long‑term notes payable, net of current portion	25,084	25,004
Long-term operating lease liabilities	12,039	5,254
Contingent consideration	16,374	18,645
Other long-term liabilities	648	558
Total non‑current liabilities	54,145	49,461
Total liabilities	76,243	72,300
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2023 and 2022) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 77,979,376 (2023) and 77,614,358 (2022) shares issued and outstanding	78	78
Additional paid‑in capital	390,594	387,948
Accumulated deficit	(386,122)	(367,420)
Total stockholders' equity	4,550	20,606
Total liabilities and stockholders' equity	$80,793	$92,906

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$9,056	$6,548
Operating expenses:
Direct costs and expenses	3,169	3,235
Research and development	3,251	3,206
Sales, marketing, general and administrative	18,989	14,487
Impairment loss on intangible assets	20	81
Total operating expenses	25,429	21,009
Loss from operations	(16,373)	(14,461)
Other (expense) income:
Interest expense	(2,391)	(1,137)
Change in fair value of warrant liability	61	—
Other income, net	1	12
Total other expense	(2,329)	(1,125)

Net loss	$(18,702)	$(15,586)
Net loss per share, basic and diluted	$(0.24)	$(0.50)
Weighted-average shares outstanding, basic and diluted	77,765	31,070

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' Equity

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2022	77,614	$78	$387,948	$(367,420)	$20,606
Issuance of common stock, net	—	—	(61)	—	(61)
Issuance of common stock under employee stock purchase plan	270	—	420	—	420
Exercise of stock options	9	—	6	—	6
Release of restricted stock units	86	—	—	—	—
Share‑based compensation	—	—	2,281	—	2,281
Net loss	—	—	—	(18,702)	(18,702)
Balance ‑ March 31, 2023	77,979	$78	$390,594	$(386,122)	$4,550

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2021	30,790	$31	$321,669	$(301,973)	$19,727
Issuance of common stock, net	709	1	1,416	—	1,417
Issuance of common stock under employee stock purchase plan	99	—	202	—	202
Issuance of common stock for deferred offering costs	184	—	600	—	600
Exercise of stock options	107	—	75	—	75
Share‑based compensation	—	—	1,346	—	1,346
Net loss	—	—	—	(15,586)	(15,586)
Balance - March 31, 2022	31,889	$32	$325,308	$(317,559)	$7,781

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(18,702)	$(15,586)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	785	908
Amortization of lease right-of-use assets	760	280
Share‑based compensation expense	2,281	1,346
Change in fair value of warrant liability	(61)	—
Provision for doubtful accounts	198	(39)
Accrued interest, amortization of debt issuance costs and other	1,357	1,006
Inventory excess and obsolescence	30	379
Impairment loss on intangible assets	20	81
Changes in operating assets and liabilities:
Accounts receivable	(33)	(78)
Other current assets	544	(166)
Other long-term assets	(10)	466
Accounts payable and other accrued liabilities	(2,031)	(1,304)
Deferred revenue	129	(124)
Tenant improvement allowances received	7,248	—
Current and long-term operating lease liabilities	(201)	(268)
Net cash and cash equivalents and restricted cash used in operating activities	(7,686)	(13,099)

Cash flows from investing activities
Purchase of property and equipment	(7,676)	(262)
Patent costs and intangible asset acquisition, net	(30)	(90)
Net cash and cash equivalents and restricted cash used in investing activities	(7,706)	(352)

Cash flows from financing activities
Proceeds from the issuance of common stock	—	1,599
Proceeds from issuance of common stock under employee stock purchase plan	420	202
Proceeds from exercise of stock options	6	75
Payment of contingent consideration	(2,000)	(4,625)
Proceeds from term loan and notes payable	—	103
Repayment of term loan and notes payable	(12)	(11)
Payment of debt issuance costs	(801)	—
Deferred offering costs	—	(30)
Equity financing costs	—	(141)
Other	(34)	(6)
Net cash and cash equivalents and restricted cash used in financing activities	(2,421)	(2,834)
Net decrease in cash and cash equivalents and restricted cash	(17,813)	(16,285)
Cash, cash equivalents, and restricted cash ‑ beginning of period	43,174	32,798
Cash, cash equivalents, and restricted cash ‑ end of period	$25,361	$16,513

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Three Months Ended March 31,
	2023	2022
Common stock issued for deferred offering costs	$—	$600
Deferred offering costs amortized against Additional paid-in capital	—	18
Deferred issuance costs included in Accounts payable and other accrued liabilities	—	85
Equity financing costs included in Accounts payable and other accrued liabilities	61	24
Operating lease right-of-use assets obtained in exchange for lease liabilities at adoption of ASC 842	—	1,269
Operating lease right-of-use assets obtained in exchange for lease liabilities	43	1,228
Finance lease right-of-use assets obtained in exchange for lease liabilities	329	123
Cash paid for interest	1,032	223
Cash paid for income taxes	—	—

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company”, “Biodesix”, “we” “us” and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado and the Company performs its blood-based diagnostic tests in its laboratory facilities, which are located in Boulder, Colorado and De Soto, Kansas. The Company conducts all of its operations within a single legal entity. Biodesix is a leading data-driven diagnostic solutions company leveraging state of the art technologies with its proprietary artificial intelligence platform to discover, develop, and commercialize solutions for clinical unmet needs, with a primary focus in lung disease. The Company develops diagnostic tests addressing important clinical questions by combining multi-omics through the power of artificial intelligence. We derive our revenue from two sources: (i) providing diagnostic testing services associated with (a) blood-based lung tests and (b) Coronavirus Disease 2019 (COVID-19) tests (Diagnostic Tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics (Services). Biodesix offers five Medicare-covered tests for patients with lung diseases. The blood based Nodify Lung® nodule risk assessment testing strategy, consisting of the Nodify XL2® and the Nodify CDT® tests, evaluates the risk of malignancy in incidental pulmonary nodules, enabling physicians to better triage patients to the most appropriate course of action. The blood based IQLung™ strategy for lung cancer patients integrates the GeneStrat® ddPCR test, the GeneStrat NGS™ test and the VeriStrat® test to support treatment decisions across all stages of lung cancer.

The Company also offers three SARS-CoV-2 tests. The Bio-Rad SARS-CoV-2 ddPCR test, the cPASS™ neutralization antibody test kit, and the Platelia SARS-CoV-2 Total Ab test have been granted Emergency Use Authorization (EUA) by the Federal Drug Administration (FDA) under Section 564 of the Federal Food, Drug, and Cosmetic Act (FDCA). Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety. The EUA declaration under Section 564 of the FDCA is distinct from and independent of the declaration by the Secretary of HHS of a public health emergency under Section 319 of the Public Health Service Act (the PHS Act). On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. Because the EUA declaration from the FDA is distinct from the declaration under Section 319 of the PHS Act, the FDA EUA may remain in effect beyond the duration of the Section 319 declaration. We cannot predict how long the EUAs for the SARS-CoV-2 tests will remain in place. In connection with the expected expiration of the Public Health Emergency declaration under Section 319, the Company will no longer provide COVID-19 diagnostic testing services commercially.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expected expiration of the Public Health Emergency declaration under Section 319, the Company will no longer provide COVID-19 diagnostic testing services commercially.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information and reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted. The condensed balance sheet as of December 31, 2022 was derived from the audited financial statements.

Liquidity and Capital Resources

As of March 31, 2023, we maintained cash and cash equivalents of $25.3 million and we have $30.0 million in outstanding aggregate principal amount on our Perceptive Term Loan Facility (see Note 6 – Debt). We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our Perceptive Term Loan Facility (see Note 6 – Debt) or to obtain waivers or amendments that impact the related covenants. The Company was in compliance with all restrictive covenants associated with its borrowing and entered into a limited waiver on April 7, 2023, under which the Lender agreed to waive the minimum revenue requirement for the three months ended March 31, 2023 (Limited Waiver).

Based on our current operating plan, unless we continue to raise additional capital (debt or equity) or obtain a waiver from complying with such financial covenants, we expect that we will be unable to maintain our financial covenants under our existing loan agreement during the next twelve months, which could result in an Event of Default (as defined in the Perceptive Term Loan Facility), causing an acceleration and repayment of the outstanding balances. We have taken steps to improve our liquidity through raising debt and equity capital and amended the agreement with Integrated Diagnostics (Indi) during 2022 to delay near term cash requirements and extend the period of milestone payments. We have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our financial covenants. The Perceptive Term Loan Facility requires the Company to recognize revenue in amounts agreed to between the Company and Perceptive as of the last day of each fiscal quarter commencing on the fiscal quarter ending March 31, 2023, subject to the Limited Waiver described above. To maintain an adequate amount of available liquidity and execute our current operating plan, we will need to continue to raise additional funds from external sources, such as through the issuance of equity or debt securities; however, we have not secured such funding at the time of this filing and any such financing activities are subject to market conditions. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

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

For a discussion of credit risk concentration of accounts receivable as of March 31, 2023 and December 31, 2022, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. As of March 31, 2023 and December 31, 2022, the Company had $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying condensed balance sheets.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the condensed balance sheets and was $1.3 million and $1.4 million as of March 31, 2023 and December 31, 2022, respectively. The Company recorded a reserve for excess inventory of $0.1 million, primarily associated with the wind down of the COVID-19 testing operation, as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded an insignificant amount and $0.4 million, respectively, to the condensed statement of operations for excess and obsolete inventory.

Leases

The Company acts as a lessee under all its lease agreements and holds various real estate leases for its headquarters and laboratory facilities in Boulder, Colorado and De Soto, Kansas and other various copier and storage facility leases.

The Company elected the following practical expedients as part of the adoption of ASC 842, Leases:

•
Package of practical expedients which allows the Company to carry forward the historical lease classification;
•
Hindsight practical expedient which allows the Company to use hindsight in determining the lease term, in assessing purchase options, and in assessing impairment of right-of-use (ROU) assets;
•
Short-term lease practical expedient which allows the Company to capitalize only those leases with an initial term of twelve months or more; and
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

Additional information and disclosures required by this standard are contained in Note 7 — Leases.

Other Assets

As of March 31, 2023 and December 31, 2022, the Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC (see Note 7 – Leases). The $5.0 million refundable deposit is reported within 'Other long-term assets' in the condensed balance sheets.

Fair Value of Financial Instruments

U.S. GAAP for fair value establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). We utilize a combination of market and income approaches to value our financial instruments. Our financial assets and liabilities are measured using inputs from the three levels of the

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

fair value hierarchy. Fair value measurements are categorized within the fair value hierarchy based upon the lowest level of the most significant inputs used to determine fair value.

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

Note 3 - Recent Issued Accounting Standards

Recently adopted accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC Topic 326). This ASU requires measurement and recognition of expected credit losses for financial assets. This guidance became effective for the Company beginning January 1, 2023. The Company evaluated the guidance and determined the overall impact of the adoption had an immaterial impact on our financial statements.

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the condensed balance sheets, which may differ from their respective fair values. The fair value of borrowings as of March 31, 2023 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The fair value of outstanding borrowings as of March 31, 2023 approximates the carrying value. The difference between the carrying value and fair value of outstanding borrowings as of December 31, 2022 is due to the debt issuance costs and the fair value of the Perceptive Warrant netted against the Perceptive Term Loan Facility. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$25,134	$25,043	$25,053	$26,785

The financial liabilities that are measured and recorded at estimated fair value on a recurring basis consist of our contingent consideration associated with our previous acquisition of Indi and the warrant liabilities granted as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), which were accounted for as liabilities and remeasured through our condensed statements of operations.

The table below presents the reported fair values of contingent consideration and warrant liabilities, which are classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

Description	March 31, 2023	December 31, 2022
Current portion of contingent consideration	$11,706	$10,341
Contingent consideration	16,374	18,645
Total contingent consideration	$28,080	$28,986

Warrant liabilities	$—	$61

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The following table presents the changes in contingent consideration and warrant liabilities for the dates indicated (in thousands):

	For the three months ended March 31, 2023
Level 3 Rollforward	Contingent Consideration	Warrant Liabilities
Beginning balances - January 1, 2023	$28,986	$61
Changes in fair value	—	(61)
Interest expense	1,094	—
Payments	(2,000)	—
Ending balances - March 31, 2023	$28,080	$—

The following table presents the changes in contingent consideration as of the date indicated (in thousands):

Level 3 Rollforward	For the three months ended March 31, 2022
Beginning balances - January 1, 2022	$33,792
Interest expense	866
Payments of contingent consideration	(4,625)
Ending balances - March 31, 2022	$30,033

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

The Company achieved the gross margin target of $2.0 million for three consecutive months during the three months ended June 30, 2021. The Company entered into an amendment to the original agreement in August 2021 in which all parties agreed to forgo the issuance of common stock and agreed that the Company will in lieu thereof make six quarterly installments of approximately $4.6 million each beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million (the Milestone Payments, and each individually a Milestone Payment). The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement.

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA in which the parties agreed to restructure the Milestone Payments whereby the Company will make five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million beginning in July 2023, one installment of $5.0 million in April 2024, and one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments is subject to ongoing compliance under the Perceptive Term Loan Facility and commencing January 1, 2024, consent from Perceptive (see Note 6 - Debt).

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

During the three months ended March 31, 2023 and 2022, the Company recorded $1.1 million and $0.9 million, respectively, in interest expense due to the passage of time and fixed payment schedule.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Contingent consideration expected to be paid in the next twelve months is recorded in the condensed balance sheets as ‘Current portion of contingent consideration’ while the remaining amount to be paid is recorded as ‘Contingent consideration’ within non-current liabilities. The net change to contingent consideration through the date the gross margin target was achieved is recorded as operating expenses in the condensed statements of operations. Subsequent changes to the contingent consideration following the achievement of the gross margin target are recorded as ‘Interest expense’ in the condensed statements of operations resulting from the passage of time and fixed payment schedule.

Warrant Liabilities

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), the Company issued a warrant to purchase up to 5,000,000 shares of the Company's common stock (the Perceptive Warrant), including Initial Warrants (as defined below) and Additional Warrants (as defined below). The Initial Warrants are equity classified (see Note 8 - Equity) while the Additional Warrants are classified as liabilities within 'Other long-term liabilities' and recognized at fair value. The fair value of the Additional Warrants is determined using a Black-Scholes model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value include the fair value of the Company's common stock, risk-free rate, the volatility of common stock, and the probability of the expected borrowing. Significant increases or decreases in the unobservable inputs could result in a significantly higher or lower fair value measurement. During the three months ended March 31, 2023, the Company recorded a $0.1 million gain as a change in fair value through the condensed statement of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on Tranche B and C loans.

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Lab equipment	$6,036	$6,035
Leasehold improvements	2,365	2,365
Computer equipment	837	749
Furniture and fixtures	349	349
Software	324	324
Vehicles	97	97
Construction in process	10,397	2,947
	20,405	12,866
Less accumulated depreciation	(7,308)	(7,018)
Total property and equipment, net	$13,097	$5,848

Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.4 million, respectively.

Intangible assets, excluding goodwill, consist of the following (in thousands):

	March 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,889	$(673)	$1,216	$1,880	$(647)	$1,233
Purchased technology	16,900	(8,919)	7,981	16,900	(8,450)	8,450
Intangible assets not subject to amortization
Trademarks	114	—	114	114	—	114
Total	$18,903	$(9,592)	$9,311	$18,894	$(9,097)	$9,797

Amortization expense related to definite-lived intangible assets was $0.5 million for both the three months ended March 31, 2023 and 2022, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Future estimated amortization expense of intangible assets is (in thousands):

As of March 31, 2023
Remainder of 2023	$1,483
2024	1,969
2025	1,963
2026	1,949
2027	998
2028 and thereafter	835
Total	$9,197

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Compensation related accruals	$3,088	$4,671
Accrued clinical trial expense	1,177	1,232
Other expenses	1,475	2,315
Total accrued liabilities	$5,740	$8,218

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	March 31, 2023	December 31, 2022
Perceptive Term Loan Facility	$30,000	$30,000
Other	115	127
Unamortized debt discount and debt issuance costs	(4,981)	(5,074)
	25,134	25,053
Less: current maturities	50	49
Long-term notes payable	$25,084	$25,004

Perceptive Term Loan Facility

On November 16, 2022 (the Closing Date), the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP as lender and administrative agent (the Lender). The Credit Agreement provides for a senior secured delayed draw term loan facility with Perceptive Advisors LLC (Perceptive), in an aggregate principal amount of up to $50.0 million (the Perceptive Term Loan Facility). The initial funding of the Perceptive Term Loan Facility was subject to a capital raise of at least $30.0 million in gross proceeds from an equity offering of the Company's common stock. On November 21, 2022 (the Funding Date), the Company raised approximately $40.6 million in gross proceeds from the sale of common stock. The Tranche A Loan, in an aggregate amount of up to $30.0 million (the Tranche A Loan), was funded under the Perceptive Term Loan Facility substantially and concurrently with the closing of the sale of common stock on the Funding Date. In addition to the Tranche A Loan, the Perceptive Term Loan Facility includes an additional Tranche B Loan, in an aggregate amount of up to $10.0 million, and an additional Tranche C Loan, in an aggregate amount of up to $10.0 million, which will be accessible by the Company so long as the Company satisfies certain customary conditions precedent, including revenue milestones. The Tranche B and C loans have loan commitments dates through December 31, 2023 and September 30, 2024, respectively. The Perceptive Term Loan Facility has a maturity date of November 21, 2027 (the Maturity Date) and provides for an interest-only period during the term of the loan with principal due at the Maturity Date. The Company's net proceeds from the Tranche A Loan were approximately $27.9 million, after deducting debt issuance costs and expenses.

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of March 31, 2023, the stated interest rate was approximately 13.8%.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Amortization and Prepayment

On the Maturity Date, the Company is required to pay the Lender the aggregate outstanding principal amount underlying the Perceptive Term Loan Facility and any accrued and unpaid interest thereon. Prior to the Maturity Date, there will be no scheduled principal payments under the Perceptive Term Loan Facility. The Perceptive Term Loan Facility may be prepaid at any time, subject to a prepayment premium equal to 2% to 10% of the aggregate outstanding principal amount being prepaid, depending on the date of prepayment.

Security Instruments and Warrants

Pursuant to a Security Agreement, dated as of the Funding Date (the Security Agreement), between the Company and the Lender, substantially all of the Company’s obligations under the Credit Agreement are secured by a first lien perfected security interest on all of the Company’s assets, subject to customary exceptions.

As consideration for the Credit Agreement, the Company has issued, on the Funding Date, the Perceptive Warrant of up to 5,000,000 shares of the Company's common stock, including the Initial Warrants which are equity classified at a per share exercise price equal to $1.0648 which is equal to the lower of (A) the 10-day volume weighted average price (VWAP) of the Company’s common stock, on the business day immediately prior to the Closing Date of the Tranche A Loan or (B) the public offering price per share of Common Stock of $1.15 (see Note 8 - Equity). In addition to the Initial Warrants, the Additional Warrants will each become exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche B and C Loans, respectively. The per share exercise price for the Additional Warrants will be equal to the lower of (A) the Initial Warrant exercise price or (B) the 10-day VWAP ending on the business day immediately preceding the funding date of the Tranche B Loan or the Tranche C loan, respectively. Each warrant will be exercisable, in whole or in part, until the 10th anniversary of the applicable date of issuance. If the Tranche B or C loans are not drawn by the respective loan commitment dates, the associated Additional Warrants expire and will not become exercisable. The Company accounts for the Additional Warrants as liabilities as the Additional Warrants do not meet the criteria for equity treatment (see Note 4 - Fair Value).

Representations, Warranties, Covenants, and Events of Default

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require the Company to undertake various reporting and notice requirements, maintain insurance and maintain in full force and effect all Regulatory Approvals, Material Agreements, Material Intellectual Property (each as defined in the Credit Agreement) and other rights, interests or assets (whether tangible or intangible) reasonably necessary for the operations of the Company’s business. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain Investments or Restricted Payments (each as defined in the Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that has the impact of restricting the Company’s ability to make loan repayments under the Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $2.5 million; and (ii) as of the last day of each fiscal quarter commencing on the fiscal quarter ending March 31, 2023, recognize revenue in amounts agreed to between the Company and Perceptive.

See Note 14 – Subsequent Events for amendments to the Perceptive Term Loan Facility subsequent to March 31, 2023.

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross- defaults to material contracts, certain regulatory-related events and events constituting a change of control. The Company was in compliance with all restrictive covenants associated with its borrowing and entered into the Limited Waiver. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

On the Closing Date, the Initial Warrants and Additional Warrants were valued at $2.9 million and $0.1 million, respectively, using the Black-Scholes option-pricing model, estimated settlement probabilities and estimated exercise prices. As a result of the fees paid to Perceptive and the value of the Perceptive Warrant, the Company recognized a discount on the Perceptive Term Loan Facility in the amount of $5.2 million. The Company recorded the debt discount as a reduction to the principal amount of the debt and is amortized as interest expense over the life of the debt.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of March 31, 2023
Remainder of 2023	$37
2024	50
2025	21
2026	7
2027	30,000
2028 and thereafter	—
Total	$30,115

Note 7 – Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. The Company leases its headquarters and laboratory facilities in Boulder, Colorado, under a non-cancelable lease agreement for approximately 29,722 square feet that is set to expire in January 2024. The Company also leases laboratory and office space in De Soto, Kansas, under a non-cancelable lease agreement for approximately 9,066 square feet that was set to expire in October 2023. In April 2023, the Company amended the agreement to extend the lease agreement through October 2026. The Company also holds various copier and storage facility leases under non-cancelable lease agreements that expire in the next one to four years.

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

The initial term of the Lease is twelve years (the Initial Term) from the commencement date, which is the earlier of: (i) the Company conducting revenue generating business (as defined in the Lease), or (ii) April 1, 2023. The Company has two renewal options to extend the term of the Lease for an additional seven- or ten-year terms for each renewal. During the three months ended June 30, 2022, the lease commenced for accounting purposes resulting in $2.0 million in ROU assets and lease liabilities being recorded, however, the Lease commenced for legal purposes on April 1, 2023 (the Commencement Date).

Under the Lease, the Company will lease approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Company's obligation to pay base rent shall be abated, commencing as of the Commencement Date and ending on and including the date that is 12 months after the Commencement Date (the Abated Rent Period). Further, the Company's obligation to pay base rent with respect to a portion of the area of the Lease Premises equal to 19,980 square feet shall be abated (the Partial Abated Rent), commencing as of the day after the end of the Abated Rent Period and ending on and including the date that is 24 months after the Commencement Date (the Partial Abated Rent Period). Pursuant to a work letter entered by the parties in connection with the Lease, the Landlord will contribute an aggregate of $18.8 million toward the cost of construction and improvements for the Leased Premises and the Company exercised its option for an additional tenant improvement allowance of $2.0 million (the Extra Allowance Amount). The Company will repay the Extra Allowance Amount actually funded by the Landlord in equal monthly payments with an interest rate of 6% per year over the Initial Term excluding any part of the Abated Rent Period or Partial Abated Rent Period, which shall start to accrue on the date that the Landlord first disburses the Extra Allowance Amount. The Company made an accounting policy election to reduce the right-of-use asset and lease liability at lease commencement because the Lease specifies a maximum level of reimbursement for tenant improvements which are probable of being incurred and within the Company's control. Due to the tenant improvement allowances at the accounting lease commencement date and rent abatement periods described above, the Company expects the lease liability to accrete to approximately $25.5 million by November 2024 after receiving $20.8 million in lessor reimbursements. As of March 31, 2023, the Company has incurred a total of $9.7 million ($7.2 million during the three months ended March 31, 2023) in capital expenditures for leasehold improvements related to the Leased Premises which are tenant improvements and have been reimbursed from the Landlord. As of March 31, 2023, the Company had remaining capacity under the tenant improvement allowances of approximately $11.1 million.

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the condensed balance sheet as of March 31, 2023.

Operating lease expense for all operating leases was $1.1 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the weighted-average remaining lease term and discount rate associated with our operating leases were 10.4 years and 11.4%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of March 31, 2023
Remainder of 2023	$2,165
2024	2,084
2025	3,710
2026	3,978
2027	4,063
2028 and thereafter	32,264
Total future minimum lease payments	48,264
Less amount representing interest	(23,388)
Less amount representing tenant improvement allowances (1)	(11,075)
Total lease liabilities	$13,801

(1) The remaining contractually agreed upon tenant improvement allowances of $11.1 million are expected to be received throughout the remainder of fiscal year 2023.

Note 8 – Equity

Equity Financing Programs

The Company maintains two facilities that enable equity financing on an ongoing basis at the Company’s sole discretion, our at-the-market (ATM) offering and our common stock purchase agreement with Lincoln Park Capital Fund, LLC (the LPC facility). In November 2021, the Company entered into a sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million (the ATM Shares), subject to terms and conditions. The ATM Shares will be offered and sold by the Company pursuant to its previously filed and currently effective registration statement on Form S-3, and sales of the common stock, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock.

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

Under applicable rules of the NASDAQ Global Market, in no event may the Company issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the Purchase Agreement (the Exchange Cap), unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock to Lincoln Park under the Purchase Agreement equals or exceeds $2.20 per share, such that issuances and sales of the common stock to Lincoln Park under the Purchase Agreement would be exempt from the Exchange Cap limitation under applicable NASDAQ rules.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

stock to Lincoln Park under the Purchase Agreement if doing so would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds, if any, under the Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park. The Company intends to use any net proceeds from the sale of its common stock to Lincoln Park to advance its growth strategy and for general corporate purposes. On the LPC Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee (the Initial Commitment Shares) for which the Company did not receive consideration and, upon the available amount being reduced to an amount equal to or less than $20.0 million, the Company will be required to issue 61,425 shares (the Additional Commitment Shares and together with the Initial Commitment Shares, collectively, the Commitment Shares). The Initial Commitment Shares issued were valued at $600,000 and, together with due diligence expenses and legal fees of $129,000, reflect deferred offering costs of $729,000, which are included on the condensed balance sheet in 'Other long-term assets'. The deferred offering costs will be charged against 'Additional paid-in capital' upon future proceeds from the sale of common stock under the Purchase Agreement. During the three months ended March 31, 2023 and 2022, zero and $18,000 of deferred offering costs were charged against 'Additional paid-in capital', respectively. As of March 31, 2023, $654,000 of deferred offering costs remain.

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

As of March 31, 2023, the Company had remaining available capacity for share issuances of approximately $29.5 million under the at-the-market facility and up to $46.9 million under the LPC facility, each subject to the restrictions and limitations of the underlying facilities, as well as volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding.

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of March 31, 2023.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), the Company issued the Perceptive Warrant to purchase up to 5,000,000 shares of the Company's common stock, including the Initial Warrants. In addition to the Initial Warrants, the Additional Warrants will each become exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche B and C Loans, respectively. The Company accounts for the Additional Warrants as liabilities as the Additional Warrants do not meet the criteria for equity treatment (see Note 4 - Fair Value). The per share exercise price for the Initial Warrants is equal to $1.0648, which is equal to the lower of (A) the 10-day VWAP of the Company’s common stock on the business day immediately prior to the Closing Date of the Tranche A Loan or (B) the public offering price per share of common stock of $1.15. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of March 31, 2023.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Diagnostic tests	$8,645	$5,633
Services	411	915
Total revenue	$9,056	$6,548

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed statements of operations. Of the $1.0 million in ‘Deferred revenue’ recorded in the condensed balance sheet as of December 31, 2022, $0.2 million was recognized in revenues during the three months ended March 31, 2023. In addition, $0.3 million was added to ‘Deferred revenue’ for up-front cash payments received for which the revenue recognition criteria have not been met. The ‘Deferred revenue’ of $1.1 million recorded in the condensed balance sheet as of March 31, 2023 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of March 31, 2023 and December 31, 2022, the Company had $0.4 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the condensed balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2023	2022
United Healthcare	11%	—

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 46% and 41% of the Company’s total revenue for three months ended March 31, 2023 and 2022, respectively.

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	March 31, 2023	December 31, 2022
Medicare	20%	23%
AstraZeneca UK	20%	18%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of March 31, 2023, 10,597 shares of common stock remained available for future issuance under the 2020 Plan.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s condensed statements of operations was (in thousands):

	Three Months Ended March 31,
	2023	2022
Direct costs and expenses	$17	$15
Research and development	107	88
Sales, marketing, general and administrative	2,157	1,243
Total	$2,281	$1,346

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $8.8 million as of March 31, 2023 and is expected to be amortized to expense over the next 3.1 years.

Stock Options

Stock option activity during the three months ended March 31, 2023, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2023	2,541	$8.40	7.4	$1,489
Granted	344	1.97	—	—
Forfeited/canceled	(72)	7.38	—	—
Exercised	(9)	0.73	—	—
Outstanding ‑ March 31, 2023	2,804	$7.66	7.5	$1,007
Exercisable ‑ March 31, 2023	1,617	$7.43	6.7	$805

Restricted Stock Unit Activity

Restricted stock unit activity during the three months ended March 31, 2023 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2023	1,211	$2.36
Granted	2,217	2.00
Forfeited/canceled	(37)	3.69
Released	(86)	3.69
Outstanding ‑ March 31, 2023	3,305	$2.07

Bonus-to-Options Program

As part of the Bonus-to-Options Program (Bonus Option Program), the Company recorded the following activity during the three months ended March 31, 2023 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2023	526	$10.69	7.6	$2
Granted	876	2.00	—	—
Forfeited/canceled	(2)	3.44	—	—
Exercised	—	—	—	—
Outstanding ‑ March 31, 2023	1,400	$5.26	9.0	$—
Exercisable ‑ March 31, 2023	1,400	$5.26	9.0	$—

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The Company accrued $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, related to the estimate of the Bonus Option Program. Options granted, if any, pertaining to the performance of the Bonus Option Program are typically approved and granted in first quarter of the year following completion of the fiscal year.

Employee Stock Purchase Plan

The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the three months ended March 31, 2023, 269,846 shares were issued under the ESPP leaving 476,301 shares reserved for future issuance.

Note 11 – Net Loss per Common Share

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

Basic and diluted loss per share for the three months ended March 31, 2023 and 2022 were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss attributable to common stockholders	$(18,702)	$(15,586)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	77,765	31,070
Net loss per share, basic and diluted	$(0.24)	$(0.50)

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	4,204	3,539
Shares committed under ESPP	16	12
Warrants	5,103	103
Restricted stock units	3,305	1,041
Total	12,628	4,695

Note 12 – Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three months ended March 31, 2023 and 2022.

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a potential registrational Phase 3 clinical trial for ficlatuzumab

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

in the first half of 2023. The Company had $0.1 million in remaining obligations related to the AVEO agreement as of March 31, 2023. Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. There were no royalties received or expenses related to this agreement for the three months ended March 31, 2023 and 2022.

License Agreement

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. As further consideration for the non-exclusive license, the Company agreed to pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. On May 24, 2021, the Company entered into the First Amendment to the Non-Exclusive License Agreement with Bio-Rad which amended the Bio-Rad License such that, effective May 1, 2021, the Company will no longer pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. The Bio-Rad License expires in August 2024. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement. There were no expenses related to this agreement for the three months ended March 31, 2023 and 2022.

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License was insignificant for both the three months ended March 31, 2023 and 2022.

As part of the acquisition of the assets of Oncimmune USA, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to an acquired diagnostic test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Royalty expenses were $0.2 million for both the three months ended March 31, 2023 and 2022, respectively.

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

Note 14 – Subsequent Events

On May 10, 2023 (the First Amendment Effective Date), the Company entered into the First Amendment to the Credit Agreement (the First Amendment) with Perceptive as lender and administrative agent and the Company, as borrower, whereby subject to the terms and conditions of the First Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold through the twelve month period ended March 31, 2024.

Pursuant to the original terms of the Credit Agreement, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $2.5 million; and (ii) as of the last day of each fiscal quarter commencing on the fiscal quarter ending March 31, 2023, recognize revenue in amounts agreed to between the Company and Perceptive. The Company was in compliance with all restrictive covenants under the Credit Agreement and entered into a limited waiver on April 7, 2023, under which Perceptive agreed to waive the Minimum Net Revenue Covenant for the three months ended March 31, 2023.

Under the terms of the First Amendment, the Minimum Net Revenue Covenant as of the last day of each fiscal quarter commencing on the fiscal quarter ending June 30, 2023 through and including the fiscal quarter ending March 31, 2024 will be reduced. As consideration the First Amendment, the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants). The per share exercise price for the First Amendment Warrants is $1.6254, which is equal to the 10-day VWAP of the Company’s common stock ending on the business day immediately prior to the First Amendment Effective Date. The First Amendment Warrants are immediately exercisable, in whole or in part, until the tenth anniversary of the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (Form 10-K) and the Condensed Financial Statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 6, 2023.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of March 31, 2023 and 2022 and for the three months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three months ended March 31, 2023 and 2022 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety. The EUA declaration under Section 564 of the FDCA is distinct from and independent of the declaration by the Secretary of HHS of a public health emergency under Section 319 of the Public Health Service Act (the PHS Act). On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. Because the EUA declaration from the FDA is distinct from the declaration under Section 319 of the PHS Act, the FDA EUA may remain in effect beyond the duration of the Section 319 declaration. We cannot predict how long the EUAs for the SARS-CoV-2 tests will remain in place. In connection with the expected expiration of the Public Health Emergency declaration under Section 319, the Company will no longer provide COVID-19 diagnostic testing services commercially.

These tests under the Biodesix WorkSafe testing program were utilized by healthcare providers, including hospitals and nursing homes, and are also offered to businesses and educational systems. We announced multiple partnerships for COVID-19 testing and maintained an agreement with the State of Colorado to be one of the diagnostic companies to support widespread COVID-19 testing for the State, which expired on August 31, 2022.

In addition to the five diagnostic tests currently on the market, we perform over 30 assays for research use as part of our laboratory services that have been used by over 65 biopharmaceutical companies and academic partners. All of our diagnostic and services testing is performed at one of our two accredited, high-complexity clinical laboratories in Boulder, Colorado and De Soto, Kansas.

Since our inception, we have performed over 600,000 clinical diagnostic tests, and continue to generate a large and growing body of clinical evidence consisting of over 300 clinical and scientific peer-reviewed publications, presentations, and abstracts. Through ongoing study of each of our tests, we continue to grow our depth of understanding of disease biology and the broad utility of each of our tests. We believe we are poised for rapid growth by leveraging our scientific development and laboratory operations expertise along with our commercial infrastructure which includes sales, marketing, reimbursement, and regulatory affairs.

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

We have funded our operations to date principally from net proceeds from the issuances of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness. We had cash and cash equivalents of $25.3 million and $43.1 million as of March 31, 2023 and December 31, 2022, respectively.

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

On October, 17, 2022, the Company announced that the U.S. Department of Veterans Affairs (the VA), the largest integrated health care system in the United States, awarded a Federal Supply Schedule Contract for the Company’s entire portfolio of lung cancer diagnostic tests. The VA provides care at 1,298 health care facilities, including 171 VA Medical Centers and 1,113 outpatient sites of care of varying complexity to over 9 million veterans enrolled in the VA health care program. All of our existing lung diagnostic tests will be payable when performed and partnering with the VA represents a large opportunity for Biodesix to help improve care for our Veterans by integrating our five diagnostic products and testing strategies into our country’s largest health system.

On December 19, 2022, the Company announced the signing of our first four private payer commercial policies covering our Nodify XL2 test. These contracts included three Blue Cross Blue Shield plans in North Carolina, South Carolina, and Kansas City, and a contract with Capital District Physician’s Health Plan in New York. In total, these new private pay contracts add approximately 4.5 million covered lives and are in geographic regions of the country where the incidence of lung cancer is high.

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

•
Ability to attract new biopharmaceutical customers and maintain and expand relationships with existing customers. Our business development team promotes the broad utility of our products for biopharmaceutical companies in the United States and internationally. Our revenue, business opportunities and growth depend in part on our ability to attract new biopharmaceutical customers and to maintain and expand relationships with existing biopharmaceutical customers. We expect to increase our sales and marketing expenses in furtherance of this as we continue to develop these relationships, and we expect to support a growing number of investigations and clinical trials. If our relationships expand, we believe we may have opportunities to offer our platform for companion diagnostic development, novel target discovery and validation efforts, and to grow into other commercial opportunities. For example, we believe our multi-omic data including genomic and proteomic data, in combination with clinical outcomes or claims data, has revenue-generating potential, including for novel target identification and companion diagnostic discovery and development.

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

•
Motivating and expanding our field sales force and customer support team. Our field sales force is the primary point of contact in the clinical setting. These representatives of the Company must cover expansive geographic regions which limits their time for interaction and education of our products in the clinical setting. We plan to continue investing in the field sales force through select expansion and provide them with tools that maximize their education and selling efforts in order to achieve greater returns. Additionally, we plan to invest in the marketing and customer support teams to continue to provide the field sales force with the resources to be successful.

While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. See Part II, Item 1A “Risk Factors” within this Form 10-Q and Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 for more information.

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

The COVID-19 pandemic and the surge associated with multiple variants have negatively affected our lung diagnostic testing-related revenue and our clinical studies. Beginning in the third quarter 2020, the Company’s COVID-19 testing services began to experience rapid growth with a peak in the first quarter 2021; however, subsequent to this peak, we experienced a rapid decline in COVID-19 testing revenue primarily as a result of a few significant contracts that expired as well as the ongoing increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing. On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expected expiration of the Public Health Emergency declaration under Section 319, the Company will no longer provide COVID-19 diagnostic testing services commercially.

See Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the SEC, including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 6, 2023, for a description of how the COVID-19 pandemic may adversely affect our business, financial condition and results of operations.

First Quarter 2023 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended March 31, 2023 as compared to the same period in 2022 unless otherwise noted:

•
Total revenue of $9.1 million, an increase of 38%, driven primarily by strong year-over-year growth in core lung diagnostics:
o
Core lung diagnostic revenue of $8.6 million reflected a year-over-year increase of 86% driven primarily by the continued adoption of Nodify Lung nodule management tests;
o
Services revenue of $0.4 million decreased 55% year-over-year. Timelines for existing and new agreements continue to be impacted by delayed enrollment in clinical trials;

o
COVID-19 testing revenue declined to an immaterial amount, a decrease of 99% year-over year. In connection with the expected expiration of the Public Health Emergency declaration under Section 319, the Company will no longer provide COVID-19 diagnostic testing services commercially;
•
First quarter 2023 gross profit of $5.9 million, or 65% gross margin as compared to 51% gross margin in the comparable prior year period primarily driven by the mix shift of sales to higher-margin core lung diagnostics and away from lower-margin COVID-19 testing;
•
Operating expenses (excluding direct costs and expenses) of $22.3 million, an increase of approximately $4.5 million or 25% as compared to the first quarter 2022 (includes non-cash share-based compensation expense of $2.3 million as compared to $1.3 million);
o
Approximately $2.9 million of the increase was attributable to increased sales and marketing costs to support core lung diagnostic sales growth including growth in the sales force, increased travel-related costs, and marketing programs to enhance product awareness;
o
Approximately $1.6 million was associated with increased general and administrative expenses primarily associated with non-cash share-based compensation costs;
•
Net loss of $18.7 million and basic and diluted net loss per share of $0.24;
•
Cash and cash equivalents of $25.3 million as of March 31, 2023;
o
Scheduled milestone payment of $2.2 million paid in January 2023 to Integrated Diagnostics (Indi).

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

Diagnostic Tests

Diagnostic test revenue is generated from delivery of results from our diagnostic tests. In the United States, we performed tests as both an in-network and out-of-network service provider depending on the test performed and the contracted status of the insurer. We provide diagnostic tests in two primary categories: (i) core lung diagnostics testing and (ii) COVID-19 testing. On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expected expiration of the Public Health Emergency declaration under Section 319, the Company will no longer provide COVID-19 diagnostic testing services commercially.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the three months ended March 31, 2023, interest expense consists of cash and non-cash interest from the Perceptive Term Loan Facility and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. For the three months ended March 31, 2022, interest expense primarily consists of cash and non-cash interest from our 2021 Term Loan and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the contingency in the second quarter 2021. Interest income, which is included in ‘Other income, net’ in the condensed statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages).

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenues	$9,056	$6,548	$2,508	38%
Operating expenses
Direct costs and expenses	3,169	3,235	(66)	(2)%
Research and development	3,251	3,206	45	1%
Sales, marketing, general and administrative	18,989	14,487	4,502	31%
Impairment loss on intangible assets	20	81	(61)	(75)%
Total operating expenses	25,429	21,009	4,420	21%
Loss from operations	(16,373)	(14,461)	(1,912)	(13)%
Other (expense) income
Interest expense	(2,391)	(1,137)	1,254	110%
Change in fair value of warrant liability	61	—	61	100%
Other income, net	1	12	11	92%
Total other expense	(2,329)	(1,125)	1,204	107%
Net loss	$(18,702)	$(15,586)	$(3,116)	(20)%

Share-based compensation (1)	$2,281	$1,346	$935	69%
(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenues
COVID-19	$13	$984	$(971)	(99)%
Lung Diagnostic	8,632	4,649	3,983	86%
Diagnostic testing revenue	8,645	5,633	3,012	53%
Services revenue	411	915	(504)	(55)%
Total revenues	$9,056	$6,548	$2,508	38%

Total revenue increased $2.5 million or 38% for the three months ended March 31, 2023 compared to the same period in 2022.

Diagnostic test revenue increased $3.0 million or 53% for the three months ended March 31, 2023 compared to the same period in 2022 due to an increase in our core lung diagnostic testing revenue of $4.0 million driven by an increase in all five of our core lung diagnostic tests delivered. The Company’s core lung diagnostic sales efforts continued to gain momentum during the three months ended March 31, 2023 as the number of tests delivered reached the highest in Company history. Partially offsetting this increase was a $1.0 million reduction in COVID-19 testing revenue resulting from the expiration of significant COVID-19 testing contracts and the recession of the

COVID-19 pandemic. Additionally, on January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expected expiration of the Public Health Emergency declaration under Section 319, the Company will no longer provide COVID-19 diagnostic testing services commercially.

Services revenue decreased $0.5 million or 55% for the three months ended March 31, 2023 compared to the same period in 2022 due to lower testing volumes driven by delayed enrollment in clinical trials. In addition, service revenue can fluctuate due to several factors including contract timing, which can be long under normal circumstances, and currently reflects the slower pace of overall prospective clinical trial enrollment recovering from disruptions put forth by COVID-19.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue decreased $0.1 million or 2% for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in costs for the three months ended March 31, 2023 was driven primarily by the overall decline in COVID-19 and Services testing revenue, partially offset by an increase in direct costs and expenses associated with increased lung diagnostic revenue.

Research and development

Research and development expenses increased $45,000 or 1% for the three months ended March 31, 2023 compared to the same period in 2022. The increase in cost was due primarily to an increase in clinical trial costs and compensation and benefit costs, partially offset by a decrease in other laboratory costs.

The following table summarizes our external and internal costs for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
External expenses:
Clinical trials and associated costs	$537	$458	$79	17%
Other external costs	991	1,036	(45)	(4)%
Total external costs	1,528	1,494	34	2%
Internal expenses	1,723	1,712	11	1%
Total research and development expenses	$3,251	$3,206	$45	1%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $4.5 million or 31% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was driven primarily by increases in employee compensation and benefits associated with an increase in sales team headcount and variable compensation as well as increases in non-employee costs associated with increased spending on various sales meetings, training, and campaigns during 2023 as compared to 2022. During the three months ended March 31, 2022 the Company’s sales efforts continued to be impacted by the COVID-19 pandemic due to surges associated with variants, restricting the Company's ability to execute our core lung diagnostic sales strategy, resulting in lower sales and marketing costs in the prior year.

Non-operating Expenses

Interest expense

Interest expense increased $1.3 million or 110% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase is primarily related to interest associated with the Perceptive Term Loan Facility of $1.3 million and increased interest associated with the contingent consideration of $0.2 million subsequent to the achievement of the gross margin target. This increase is partially offset by interest associated with the 2021 Term Loan of $0.3 million in 2022 that was refinanced by the Perceptive Term Loan Facility.

Change in fair value of warrant liability

On November 21, 2022, as consideration for the Perceptive Term Loan, the Company issued the Perceptive Warrant, with warrants exercisable into 3,000,000 shares of the Company’s common stock issued on the funding date of the Tranche A Loan which are equity classified (the Initial Warrants). In addition to the Initial Warrants and to the extent the Company exercises its right to borrow the remaining availability under the Perceptive Term Loan, additional warrants will become exercisable into 1,000,000 shares of common stock concurrently with the borrowing of the Tranche B Loan, and additional warrants will become exercisable into 1,000,000 shares of common stock concurrently with the borrowing of the Tranche C Loan (together, the Additional Warrants). The Company accounts for the Additional Warrants as liabilities as the Additional Warrants do not meet the criteria for equity classification. During the three months ended March 31, 2023, the Company recorded a $0.1 million gain as a change in fair value through the condensed statement of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on Tranche B and C loans.

Liquidity and Capital Resources

We are an emerging growth company and, as such, have yet to generate positive cash flows from operations. We have funded our operations to date principally from net proceeds from the sale of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness.

As a result of the pandemic, the Company diversified its diagnostic testing beyond lung diagnostic testing to include the critical service of COVID-19 diagnostic testing. Beginning in the third quarter 2020, the Company’s COVID-19 testing services began to experience rapid growth with a peak in the first quarter 2021; however, subsequent to this peak, we experienced a rapid decline in COVID-19 testing revenue primarily as a result of a few significant contracts that expired as well as the ongoing increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing. On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expected expiration of the Public Health Emergency declaration under Section 319, the Company will no longer provide COVID-19 diagnostic testing services commercially. In addition, the COVID-19 pandemic negatively affected our lung diagnostic testing-related revenue and our clinical studies. We began to see recovery during the fourth quarter 2020 in our core lung diagnostic testing as our delivered tests exceeded first quarter 2020 delivered tests and have continued to grow thereafter. The Company’s sales efforts were impacted by the COVID-19 pandemic due to surges associated with variants, which have negatively affected the growth rate of our core lung diagnostic testing-related revenue and our clinical studies. While we have seen recovery in delivered tests in lung diagnostic testing as health care practitioners, including pulmonologists, increasingly returned to pre-pandemic related care, we experienced more variability as compared to pre-pandemic levels as physician practices are adjusting to post-pandemic levels of care. As a result, the items identified above have had an adverse effect on our revenue, results of operations and cash flows.

On March 7, 2022 (the LPC Effective Date), we entered into a purchase agreement with Lincoln Park (the LPC Facility), pursuant to which Lincoln Park has committed to purchase up to $50.0 million of our common stock (the Purchase Agreement). Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of our common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on the LPC Effective Date. As consideration for Lincoln Park's irrevocable commitment to purchase our common stock upon the terms of and subject to satisfaction of the conditions set forth in the purchase agreement, on the LPC Effective Date, we issued 184,275 shares of common stock to Lincoln Park as a commitment fee valued at $600,000 for which no consideration was received.

On April 7, 2022, we entered into subscription agreements with a consortium of investors, including three members of our Board of Directors and other existing shareholders of the Company, for the issuance and sale by the Company of an aggregate of 6,508,376 shares of our common stock in an offering for an aggregate purchase price of approximately $11.7 million.

The Company amended the Indi APA agreement in April 2022 in which all parties agreed to restructure the Milestone Payments whereby the Company will make five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million beginning in July 2023, one installment of $5.0 million in April 2024, and one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments is subject to ongoing compliance under the Perceptive Term Loan and commencing January 1, 2024, consent from Perceptive.

On May 9, 2022, the Company entered into a securities purchase agreement with Streeterville, pursuant to which, among other things, Streeterville: (i) purchased Promissory Note One in the aggregate principal amount totaling $16.0 million in exchange for $15.0 million less certain expenses. Promissory Notes One could, at the Company's option, be settled in cash or shares of common stock of the Company, upon the terms and subject to the limitations and conditions. On May 9, 2022, the Company closed on Promissory Note One for gross proceeds of $15.0 million (approximately $12.8 million, net, after deducting debt issuance costs and OID).

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

As of March 31, 2023, the Company had remaining available capacity for share issuances of approximately $29.5 million under the ATM facility and up to $46.9 million under the LPC Facility, each subject to the restrictions and limitations of the underlying facilities, as well as volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding.

As of March 31, 2023, we maintained cash and cash equivalents of $25.3 million and we have $30.0 million in outstanding aggregate principal amount on our Perceptive Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our loan agreement or to obtain waivers or amendments that impact the related covenants. The Company was in compliance with all restrictive covenants associated with its borrowing and entered into a limited waiver on April 7, 2023, under which the Lender agreed to waive the minimum revenue requirement for the three months ended March 31, 2023 (Limited Waiver). In addition, on May 10, 2023, the Company entered into the First Amendment to the Credit Agreement (First Amendment) with Perceptive as lender and administrative agent and the Company, as borrower, whereby subject to the terms and conditions of the First Amendment, the Minimum Net Revenue Covenant, as defined in the Credit Agreement, was modified to reduce the threshold through the twelve month period ended March 31, 2024 (see Part I, Item 1, Note 14 – Subsequent Event).

Based on our current operating plan, unless we continue to raise additional capital (debt or equity) or obtain waiver from complying with such financial covenants, we expect that we will be unable to maintain our financial covenants under our existing loan agreement during the next twelve months, which could result in an Event of Default, as defined, causing an acceleration of the outstanding balances. We have taken steps to improve our liquidity through raising debt and equity capital and amended the agreement with Indi Agreement during 2022 to delay near term cash requirements and extend the period of milestone payments. We have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our financial covenants. The Perceptive Term Loan Facility requires the Company to recognize revenue in amounts agreed to between the Company and Perceptive as of the last day of each fiscal quarter commencing on the fiscal quarter ending March 31, 2023, subject to the Limited Waiver described above. We plan to raise additional funding through the issuance of equity or debt securities and any such financing activities are subject to market conditions. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

The Company’s revenues, results of operations and cash flows have been materially adversely impacted by the items noted above. We expect to continue to incur operating losses in the near term while we make investments to support our anticipated growth. Our current operating plan, which is in part determined based on our most recent historical actual results and trends, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern for a period beyond one year from when the March 31, 2023 financial statements are issued. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash flows used in:
Operating activities	$(7,686)	$(13,099)
Investing activities	(7,706)	(352)
Financing activities	(2,421)	(2,834)
Net decrease in cash and cash equivalents and restricted cash	$(17,813)	$(16,285)

Our cash flows resulted in a net decrease in cash and cash equivalents of $17.8 million during the three months ended March 31, 2023 as compared to the net decrease in cash of $16.3 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, net cash used in operating activities totaled $7.7 million, a decrease of approximately $5.4 million compared to the same period in 2022 primarily due to the $7.2 million in tenant improvement allowances received for capital expenditures and leasehold improvements related to the CVP Lease which have been reimbursed from the CVP landlord (see cash used in investing activities below). We expect the majority of the remaining tenant improvement allowances of $11.1 million to be utilized by the end of the second quarter 2023. Subsequent to the use of the tenant improvement allowance, the CVP Lease will result in a negative cash flow within operations. Partially offsetting the tenant improvement allowances received is a year-over-year increase in net loss from operations of $3.1 million, which is described in more detail above within our Results of Operations.

Net cash used in investing activities during the three months ended March 31, 2023 totaled $7.7 million, an increase of $7.4 million compared to the same period in 2022. The increase in net cash used in investing activities was primarily due to increases in purchases of property and equipment and capital expenditures for leasehold improvements related to the CVP Lease. These leasehold improvements are tenant improvements and have been reimbursed from the Landlord, as described above in net cash used in operating activities.

Net cash used in financing activities during the three months ended March 31, 2023 totaled $2.4 million, a decrease of $0.4 million compared to the same period in 2022. The net cash used in financing activities for the three months ended March 31, 2023 primarily resulted from milestone payments to Indi of $2.0 million and payments of debt issuance costs of $0.8 million, partially offset by $0.4 million in proceeds from the issuance of common stock under the ESPP and exercise of stock options. The net cash used in financing activities for the three months ended March 31, 2022 primarily resulted from first milestone payment to Indi of $4.6 million, partially offset by $1.7 million net proceeds from the issuance of common stock under our existing equity facilities.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of March 31, 2023 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$49,753	$4,270	$8,472	$37,011	$—
Contingent consideration	32,478	12,484	19,994	—	—
Operating lease obligations (3)	48,264	2,259	6,680	8,083	31,242
Total	$130,495	$19,013	$35,146	$45,094	$31,242

(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect on March 31, 2023.
(3)
Does not include the remaining contractually agreed upon tenant improvement allowances associated with the CVP Lease of $11.1 million that have not yet been drawn but which are expected to be received throughout the remainder of fiscal year 2023 (see Note 7 to our financial statements in Part 1 of this Quarterly Report on Form 10-Q).

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2023, we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

In accordance with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Certain of these estimates significantly influence the portrayal of our financial condition and results of operations and require us to make difficult, subjective or complex judgments. Our critical accounting policies are described in greater detail below and in Note 2 to our condensed financial statements in Part 1 of this Quarterly Report on Form 10-Q as well as Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 6, 2023.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC Topic 326). This ASU requires measurement and recognition of expected credit losses for financial assets. This ASU requires measurement and recognition of expected credit losses for financial assets. This guidance became effective for the Company beginning January 1, 2023. The Company evaluated the guidance and determined the overall impact of the adoption had an immaterial impact on our financial statements.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of March 31, 2023, we had $30.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

Periodically throughout the year, we have maintained balances in various operating accounts in excess of federally insured limits. Our cash and cash equivalents are funds held in checking and bank savings accounts, primarily at one U.S. financial institution. We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. We continually monitor our positions with, and the credit quality of, the financial institutions with which we invest.

As of March 31, 2023, a hypothetical 100 basis point increase in interest rates would have an estimated $0.3 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

There were no changes to our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K as of and for the year ended December 31, 2022, filed March 6, 2023, and subsequent quarterly reports on Form 10-Q, if applicable, include a discussion of our risk factors. These risks could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1*	Warrant to Purchase Stock, dated May 10, 2023, issued by the Company to Perceptive Credit Holdings IV, LP

10.1*	Limited Waiver, dated April 7, 2023, by and between Biodesix, Inc. and Perceptive Credit Holdings IV, LP

10.2*	De Soto Amendment to Commercial Lease Agreement, effective April 4, 2023, by and between Biodesix, Inc. and De Soto Investments, LLC

10.3*	First Amendment to Credit Agreement and Guaranty, dated May 10, 2023, by and among the Company and Perceptive Credit Holdings IV, LP

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Previously filed.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: May 11, 2023	By:	/s/ RYAN H. SIUREK
Ryan H. Siurek
Chief Accounting Officer