Form 10-Q
period 2023-06-30
BIODESIX INC
filed 2023-08-07
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 1, 2023, the Registrant had 78,614,114 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$17,409	$43,088
Accounts receivable, net of allowance for doubtful accounts of $150 and $118	4,119	5,065
Other current assets	3,717	5,181
Total current assets	25,245	53,334
Non‑current assets
Property and equipment, net	18,996	5,848
Intangible assets, net	8,871	9,797
Operating lease right-of-use assets	2,492	2,973
Goodwill	15,031	15,031
Other long-term assets	6,988	5,923
Total non‑current assets	52,378	39,572
Total assets	$77,623	$92,906

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$3,501	$1,685
Accrued liabilities	6,981	8,218
Deferred revenue	1,069	962
Current portion of operating lease liabilities	1,504	1,543
Current portion of contingent consideration	14,561	10,341
Current portion of notes payable	50	49
Other current liabilities	285	41
Total current liabilities	27,951	22,839
Non‑current liabilities
Long‑term notes payable, net of current portion	24,658	25,004
Long-term operating lease liabilities	18,808	5,254
Contingent consideration	12,303	18,645
Other long-term liabilities	896	558
Total non‑current liabilities	56,665	49,461
Total liabilities	84,616	72,300
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2023 and 2022) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 78,610,663 (2023) and 77,614,358 (2022) shares issued and outstanding	79	78
Additional paid‑in capital	392,406	387,948
Accumulated deficit	(399,478)	(367,420)
Total stockholders' (deficit) equity	(6,993)	20,606
Total liabilities and stockholders' (deficit) equity	$77,623	$92,906

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$11,872	$10,950	$20,928	$17,498
Operating expenses:
Direct costs and expenses	3,238	3,980	6,407	7,215
Research and development	2,910	3,361	6,161	6,567
Sales, marketing, general and administrative	16,651	15,235	35,640	29,722
Impairment loss on intangible assets	—	—	20	81
Total operating expenses	22,799	22,576	48,228	43,585
Loss from operations	(10,927)	(11,626)	(27,300)	(26,087)
Other (expense) income:
Interest expense	(2,430)	(1,346)	(4,821)	(2,483)
Loss on extinguishment of liabilities, net	—	(2,952)	—	(2,952)
Change in fair value of warrant liability	—	—	61	—
Other income, net	1	100	2	112
Total other expense	(2,429)	(4,198)	(4,758)	(5,323)

Net loss	$(13,356)	$(15,824)	$(32,058)	$(31,410)
Net loss per share, basic and diluted	$(0.17)	$(0.40)	$(0.41)	$(0.89)
Weighted-average shares outstanding, basic and diluted	78,506	39,239	78,138	35,177

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' (Deficit) Equity

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2022	77,614	$78	$387,948	$(367,420)	$20,606
Issuance of common stock, net	—	—	(61)	—	(61)
Issuance of common stock under employee stock purchase plan	270	—	420	—	420
Exercise of stock options	9	—	6	—	6
Release of restricted stock units	86	—	—	—	—
Share‑based compensation	—	—	2,281	—	2,281
Net loss	—	—	—	(18,702)	(18,702)
Balance ‑ March 31, 2023	77,979	78	390,594	(386,122)	4,550
Exercise of stock options	107	—	81	—	81
Release of restricted stock units	525	1	—	—	1
Issuance of warrants	—	—	674	—	674
Share‑based compensation	—	—	1,057	—	1,057
Net loss	—	—	—	(13,356)	(13,356)
Balance - June 30, 2023	78,611	$79	$392,406	$(399,478)	$(6,993)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2021	30,790	$31	$321,669	$(301,973)	$19,727
Issuance of common stock, net	709	1	1,416	—	1,417
Issuance of common stock under employee stock purchase plan	99	—	202	—	202
Issuance of common stock for deferred offering costs	184	—	600	—	600
Exercise of stock options	107	—	75	—	75
Share‑based compensation	—	—	1,346	—	1,346
Net loss	—	—	—	(15,586)	(15,586)
Balance - March 31, 2022	31,889	32	325,308	(317,559)	7,781
Issuance of common stock, net	7,928	8	14,321	—	14,329
Exercise of stock options	24	—	17	—	17
Release of restricted stock units	138	—	—	—	—
Share‑based compensation	—	—	1,368	—	1,368
Net loss	—	—	—	(15,824)	(15,824)
Balance ‑ June 30, 2022	39,979	$40	$341,014	$(333,383)	$7,671

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(32,058)	$(31,410)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	1,569	1,806
Amortization of lease right-of-use assets	1,394	728
Loss on extinguishment of liabilities, net	—	2,952
Share‑based compensation expense	3,338	2,714
Change in fair value of warrant liability	(61)	—
Provision for doubtful accounts	367	(39)
Accrued interest, amortization of debt issuance costs and other	2,695	2,174
Inventory excess and obsolescence	115	535
Impairment loss on intangible assets	20	81
Changes in operating assets and liabilities:
Accounts receivable	580	(1,757)
Other current assets	1,349	690
Other long-term assets	—	933
Accounts payable and other accrued liabilities	1,236	(1,195)
Deferred revenue	49	(392)
Tenant improvement allowances received	12,978	—
Current and long-term operating lease liabilities	(320)	(513)
Net cash and cash equivalents and restricted cash used in operating activities	(6,749)	(22,693)

Cash flows from investing activities
Purchase of property and equipment	(14,093)	(591)
Patent costs and intangible asset acquisition, net	(85)	(141)
Net cash and cash equivalents and restricted cash used in investing activities	(14,178)	(732)

Cash flows from financing activities
Proceeds from the issuance of common stock	—	16,135
Proceeds from issuance of common stock under employee stock purchase plan	420	202
Proceeds from exercise of stock options	87	92
Payment of contingent consideration	(4,262)	(6,625)
Proceeds from term loan and notes payable	—	15,102
Repayment of term loan and notes payable	(24)	(3,025)
Payment of debt issuance costs	(832)	(2,115)
Deferred offering costs	—	(129)
Equity financing costs	(61)	(323)
Other	(79)	(15)
Net cash and cash equivalents and restricted cash (used in) provided by financing activities	(4,751)	19,299
Net decrease in cash and cash equivalents and restricted cash	(25,678)	(4,126)
Cash, cash equivalents, and restricted cash ‑ beginning of period	43,174	32,798
Cash, cash equivalents, and restricted cash ‑ end of period	$17,496	$28,672

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Six Months Ended June 30,
	2023	2022
Common stock issued for deferred offering costs	$—	$600
Deferred offering costs amortized against Additional paid-in capital	—	18
Original issue discount associated with Promissory Note One	—	1,025
Deferred issuance costs included in Accounts payable and other accrued liabilities	—	118
Issuance of Perceptive Warrants	674	—
Equity financing costs included in Accounts payable and other accrued liabilities	—	47
Operating lease right-of-use assets obtained in exchange for lease liabilities at adoption of ASC 842	—	1,269
Operating lease right-of-use assets obtained in exchange for lease liabilities	858	3,403
Finance lease right-of-use assets obtained in exchange for lease liabilities	773	123
Cash paid for interest	2,119	344
Cash paid for income taxes	—	—
Purchases of property & equipment included in Accrued liabilities	27	—

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company”, “Biodesix”, “we” “us” and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado and the Company performs its blood-based diagnostic tests in its laboratory facilities, which are located in Boulder, Colorado and De Soto, Kansas. The Company conducts all of its operations within a single legal entity. Biodesix is a leading data-driven diagnostic solutions company leveraging state of the art technologies with its proprietary artificial intelligence platform to discover, develop, and commercialize solutions for clinical unmet needs, with a primary focus in lung disease. The Company develops diagnostic tests addressing important clinical questions by combining multi-omics through the power of artificial intelligence. We derive our revenue from two sources: (i) providing diagnostic testing services associated with (a) blood-based lung tests and (b) prior to May 11, 2023, Coronavirus Disease 2019 (COVID-19) tests (Diagnostic Tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics (Services). Biodesix offers five Medicare-covered tests for patients with lung diseases. The blood based Nodify Lung® nodule risk assessment testing strategy, consisting of the Nodify XL2® and the Nodify CDT® tests, evaluates the risk of malignancy in incidental pulmonary nodules, enabling physicians to better triage patients to the most appropriate course of action. The blood based IQLung™ strategy for lung cancer patients integrates the GeneStrat® ddPCR test, the GeneStrat NGS™ test and the VeriStrat® test to support treatment decisions across all stages of lung cancer.

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

The Company also offered three SARS-CoV-2 tests. The Bio-Rad SARS-CoV-2 ddPCR test, the cPASS™ neutralization antibody test kit, and the Platelia SARS-CoV-2 Total Ab test have been granted Emergency Use Authorization (EUA) by the Federal Drug Administration (FDA) under Section 564 of the Federal Food, Drug, and Cosmetic Act (FDCA). Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety. The EUA declaration under Section 564 of the FDCA is distinct from and independent of the declaration by the Secretary of HHS of a public health emergency under Section 319 of the Public Health Service Act (the PHS Act). On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. Because the EUA declaration from the FDA is distinct from the declaration under Section 319 of the PHS Act, the FDA EUA may remain in effect beyond the duration of the Section 319 declaration. We cannot predict how long the EUAs for the SARS-CoV-2 tests will remain in place. In connection with the expiration of the Public Health Emergency declaration under Section 319, the Company no longer provides commercial COVID-19 diagnostic testing services.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

COVID-19 Tests

We operated and commercialized the Biodesix WorkSafe™ testing program, under which the Company offered three SARS-CoV-2 tests:

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

These tests under the Biodesix WorkSafe testing program were utilized by healthcare providers, including hospitals and nursing homes, and were also offered to businesses and educational systems.

On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expiration of the Public Health Emergency declaration under Section 319, the Company no longer provides commercial COVID-19 diagnostic testing services.

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

Liquidity and Capital Resources

As of June 30, 2023, we maintained cash and cash equivalents of $17.4 million and we have $30.0 million in outstanding aggregate principal amount on our Perceptive Term Loan Facility (see Note 6 – Debt). We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and, prior to May 11, 2023, COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our Perceptive Term Loan Facility (see Note 6 – Debt) or to obtain waivers or amendments that impact the related covenants. As of June 30, 2023, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Based on our current operating plan, unless we continue to raise additional capital (debt or equity) or obtain a waiver from complying with such financial covenants, we expect that we will be unable to maintain our financial covenants under our existing loan agreement during the next twelve months, which could result in an Event of Default (as defined in the Perceptive Term Loan Facility), causing an acceleration and repayment of the outstanding balances. We have taken steps to improve our liquidity through raising debt and equity capital and amended the agreement with Integrated Diagnostics (Indi) during 2022 to delay near term cash requirements and extend the period of milestone payments. We have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses, but we do not expect that these actions alone will be sufficient to maintain our financial covenants. The Perceptive Term Loan Facility requires the Company to recognize revenue in amounts agreed to between the Company and Perceptive as of the last day of each fiscal quarter commencing on the fiscal quarter ending March 31, 2023. On May 10, 2023 (the First Amendment Effective Date), the Company entered into the First Amendment to the Credit Agreement (the First Amendment), whereby subject to the terms and conditions of the First Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold through the twelve month period ended March 31, 2024. Subsequent to June 30, 2023, the Company entered into a second amendment to the Perceptive Term Loan Facility and raised approximately $27.5 million in net proceeds through a private placement equity offering (see Note 14 - Subsequent Events).

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

For a discussion of credit risk concentration of accounts receivable as of June 30, 2023 and December 31, 2022, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. As of June 30, 2023 and December 31, 2022, the Company had $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying condensed balance sheets.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the condensed balance sheets and was $1.4 million as of June 30, 2023 and December 31, 2022, respectively. The Company recorded a reserve for excess inventory of zero and $0.1 million as of June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded $0.1 million and $0.5 million, respectively, to the condensed statement of operations for excess and obsolete inventory.

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

Other Assets

As of June 30, 2023 and December 31, 2022, the Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC (see Note 7 – Leases). The $5.0 million refundable deposit is reported within 'Other long-term assets' in the condensed balance sheets.

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

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the condensed balance sheets, which may differ from their respective fair values. The fair value of borrowings as of June 30, 2023 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The difference between the carrying value and fair value of outstanding borrowings as of June 30, 2023 is due to the issuance of the First Amendment Warrants (see Note 6 - Debt and Note 8 - Equity) netted against the Perceptive Term Loan Facility as well as an increase in the fair value of the debt as a result of improved credit markets. The difference between the carrying value and fair value of outstanding borrowings as of December 31, 2022 is due to the debt issuance costs and the fair value of the Perceptive Warrant netted against the Perceptive Term Loan Facility. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$24,708	$26,011	$25,053	$26,785

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The table below presents the reported fair values of contingent consideration and warrant liabilities, which are classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

Description	June 30, 2023	December 31, 2022
Current portion of contingent consideration	$14,561	$10,341
Contingent consideration	12,303	18,645
Total contingent consideration	$26,864	$28,986

Warrant liabilities	$—	$61

The following table presents the changes in contingent consideration and warrant liabilities for the dates indicated (in thousands):

	For the six months ended June 30, 2023
Level 3 Rollforward	Contingent Consideration	Warrant Liabilities
Beginning balances - January 1, 2023	$28,986	$61
Changes in fair value	—	(61)
Interest expense	2,140	—
Payments	(4,262)	—
Ending balances - June 30, 2023	$26,864	$—

The following table presents the changes in contingent consideration as of the date indicated (in thousands):

Level 3 Rollforward	For the six months ended June 30, 2022
Beginning balances - January 1, 2022	$33,792
Interest expense	966
Loss on extinguishment of liabilities	2,934
Payments of contingent consideration	(6,625)
Ending balances - June 30, 2022	$31,067

Contingent Consideration

In connection with the acquisition of Indi in 2018, the Company recorded contingent consideration for amounts contingently payable to Indi's selling shareholders pursuant to the terms of the asset purchase agreement (the Indi APA). The contingent consideration arrangement requires additional consideration to be paid by the Company to such shareholders upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date, which was achieved during the three months ended June 30, 2021. Under the terms of the original agreement, when the gross margin target was achieved the Company was required to issue 2,520,108 shares of common stock. For the six months following the achievement of the gross margin target, Indi had the option to require the Company to redeem these common shares for $37.0 million in cash over eight equal quarterly installments. If Indi elected to not exercise its option, the Company had 12 months to repurchase the common stock in two equal and consecutive quarterly cash installments totaling $37.0 million.

In August 2021, the Company entered into an amendment to the original agreement in which all parties agreed to forgo the issuance of common stock and agreed that the Company would, in lieu thereof, make six quarterly installments of approximately $4.6 million each beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million (the Milestone Payments, and each individually a Milestone Payment). The aggregate amount of payments owed by the Company under this amendment is the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

During the three and six months ended June 30, 2023, the Company recorded $1.0 million and $2.1 million, respectively, and $0.1 million and $1.0 million during the three and six months ended June 30, 2022, respectively, in interest expense due to the passage of time and fixed payment schedule.

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

Warrant Liabilities

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), the Company issued Perceptive a warrant to purchase up to 5,000,000 shares of the Company's common stock (the Perceptive Warrant), including Initial Warrants (as defined below) and Additional Warrants (as defined below). The Initial Warrants are equity classified (see Note 8 - Equity) while the Additional Warrants are classified as liabilities within 'Other long-term liabilities' and recognized at fair value. The fair value of the Additional Warrants is determined using a Black-Scholes model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value include the fair value of the Company's common stock, risk-free rate, the volatility of common stock, and the probability of the expected borrowing. Significant increases or decreases in the unobservable inputs could result in a significantly higher or lower fair value measurement. During the three and six months ended June 30, 2023, the Company recorded zero and a $0.1 million gain, respectively, as a change in fair value through the condensed statement of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on Tranche B and C loans.

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Lab equipment	$6,038	$6,035
Leasehold improvements	2,365	2,365
Computer equipment	1,075	749
Furniture and fixtures	349	349
Software	325	324
Vehicles	97	97
Construction in process	16,338	2,947
	26,587	12,866
Less accumulated depreciation	(7,591)	(7,018)
Total property and equipment, net	$18,996	$5,848

Depreciation expense for the three and six months ended June 30, 2023 was $0.3 million and $0.6 million, respectively, compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Intangible assets, excluding goodwill, consist of the following (in thousands):

	June 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,945	$(699)	$1,246	$1,880	$(647)	$1,233
Purchased technology	16,900	(9,389)	7,511	16,900	(8,450)	8,450
Intangible assets not subject to amortization
Trademarks	114	—	114	114	—	114
Total	$18,959	$(10,088)	$8,871	$18,894	$(9,097)	$9,797

Amortization expense related to definite-lived intangible assets was $0.5 million and $1.0 million for both the three and six months ended June 30, 2023 and 2022, respectively.

Future estimated amortization expense of intangible assets is (in thousands):

As of June 30, 2023
Remainder of 2023	$990
2024	1,973
2025	1,967
2026	1,953
2027	1,003
2028 and thereafter	871
Total	$8,757

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Compensation related accruals	$3,913	$4,671
Accrued clinical trial expense	1,270	1,232
Other expenses	1,798	2,315
Total accrued liabilities	$6,981	$8,218

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	June 30, 2023	December 31, 2022
Perceptive Term Loan Facility	$30,000	$30,000
Other	103	127
Unamortized debt discount and debt issuance costs	(5,395)	(5,074)
	24,708	25,053
Less: current maturities	50	49
Long-term notes payable	$24,658	$25,004

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of June 30, 2023, the stated interest rate was approximately 14.1%.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

On May 10, 2023, the Company entered into the First Amendment with the Lender, whereby subject to the terms and conditions of the First Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold of each fiscal quarter commencing on the fiscal quarter ending June 30, 2023 through and including the fiscal quarter ending March 31, 2024. As consideration for the First Amendment, the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants) which are equity classified at a per share exercise price equal to $1.6254 (see Note 8 - Equity).

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of June 30, 2023, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

On the Closing Date, the Initial Warrants and Additional Warrants were valued at $2.9 million and $0.1 million, respectively, using the Black-Scholes option-pricing model, estimated settlement probabilities and estimated exercise prices. As a result of the fees paid to Perceptive and the value of the Perceptive Warrant, the Company recognized a discount on the Perceptive Term Loan Facility in the amount of $5.2 million. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model which the recognized as a discount on the Perceptive Term Loan Facility. The Company recorded the discount as a reduction to the principal amount of the debt and is amortized as interest expense over the life of the debt.

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of June 30, 2023
Remainder of 2023	$25
2024	50
2025	21
2026	7
2027	30,000
2028 and thereafter	—
Total	$30,103

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

Centennial Valley Properties I, LLC Lease Agreement

On March 11, 2022, the Company entered into a Lease Agreement (the Lease) with Centennial Valley Properties I, LLC, a Colorado limited liability company (the Landlord) for office and laboratory space in Louisville, Colorado (the Leased Premises). The purpose of the Lease is to replace the Company’s current leased premises in Boulder, Colorado. The Company intends to move its corporate headquarters to the Leased Premises by the end of 2023.

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

Under the Lease, the Company will lease approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Company's obligation to pay base rent shall be abated, commencing as of the Commencement Date and ending on and including the date that is 12 months after the Commencement

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Date (the Abated Rent Period). Further, the Company's obligation to pay base rent with respect to a portion of the area of the Lease Premises equal to 19,980 square feet shall be abated (the Partial Abated Rent), commencing as of the day after the end of the Abated Rent Period and ending on and including the date that is 24 months after the Commencement Date (the Partial Abated Rent Period). Pursuant to a work letter entered by the parties in connection with the Lease, the Landlord will contribute an aggregate of $18.8 million toward the cost of construction and improvements for the Leased Premises and the Company exercised its option for an additional tenant improvement allowance of $2.0 million (the Extra Allowance Amount). The Company will repay the Extra Allowance Amount actually funded by the Landlord in equal monthly payments with an interest rate of 6% per year over the Initial Term excluding any part of the Abated Rent Period or Partial Abated Rent Period, which shall start to accrue on the date that the Landlord first disburses the Extra Allowance Amount. The Company made an accounting policy election to reduce the right-of-use asset and lease liability at lease commencement because the Lease specifies a maximum level of reimbursement for tenant improvements which are probable of being incurred and within the Company's control. Due to the tenant improvement allowances at the accounting lease commencement date and rent abatement periods described above, the Company expects the lease liability to accrete to approximately $25.5 million by November 2024 after receiving $20.8 million in lessor reimbursements. As of June 30, 2023, the Company has incurred a total of $15.5 million ($5.8 million and $13.0 million during the three and six months ended June 30, 2023, respectively) in capital expenditures for leasehold improvements related to the Leased Premises which are tenant improvements and have been reimbursed from the Landlord. As of June 30, 2023, the Company had remaining capacity under the tenant improvement allowances of approximately $5.3 million.

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the condensed balance sheet as of June 30, 2023.

Operating lease expense for all operating leases was $1.1 million and $2.2 million for the three and six months ended June 30, 2023, respectively, compared to $0.5 million and $0.8 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the weighted-average remaining lease term and discount rate associated with our operating leases were 10.5 years and 11.4%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of June 30, 2023
Remainder of 2023	$1,689
2024	2,406
2025	4,032
2026	4,144
2027	4,063
2028 and thereafter	32,264
Total future minimum lease payments	48,598
Less amount representing interest	(22,940)
Less amount representing tenant improvement allowances (1)	(5,346)
Total lease liabilities	$20,312

(1) The remaining contractually agreed upon tenant improvement allowances of $5.3 million are expected to be received throughout the remainder of fiscal year 2023.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds, if any, under the Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park. The Company intends to use any net proceeds from the sale of its common stock to Lincoln Park to advance its growth strategy and for general corporate purposes. On the LPC Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee (the Initial Commitment Shares) for which the Company did not receive consideration and, upon the available amount being reduced to an amount equal to or less than $20.0 million, the Company will be required to issue 61,425 shares (the Additional Commitment Shares and together with the Initial Commitment Shares, collectively, the Commitment Shares). The Initial Commitment Shares issued were valued at $600,000 and, together with due diligence expenses and legal fees of $129,000, reflect deferred offering costs of $729,000, which are included on the condensed balance sheet in 'Other long-term assets'. The deferred offering costs will be charged against 'Additional paid-in capital' upon future proceeds from the sale of common stock under the Purchase Agreement. During the three and six months ended June 30, 2023 there were no deferred offering costs charged against 'Additional paid-in capital'. During the three and six months ended June 30, 2022, $18,000 of deferred offering costs were charged against 'Additional paid-in capital', respectively. As of June 30, 2023, $654,000 of deferred offering costs remain.

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

As of June 30, 2023, the Company had remaining available capacity for share issuances of approximately $29.5 million under the ATM facility and up to $46.9 million under the LPC facility, each subject to the restrictions and limitations of the underlying facilities, as well as volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding.

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes pricing

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of June 30, 2023.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), the Company issued the Perceptive Warrant to purchase up to 5,000,000 shares of the Company's common stock, including the Initial Warrants. In addition to the Initial Warrants, the Additional Warrants will each become exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche B and C Loans, respectively. The Company accounts for the Additional Warrants as liabilities as the Additional Warrants do not meet the criteria for equity treatment (see Note 4 - Fair Value). The per share exercise price for the Initial Warrants is equal to $1.0648, which is equal to the lower of (A) the 10-day VWAP of the Company’s common stock on the business day immediately prior to the Closing Date of the Tranche A Loan or (B) the public offering price per share of common stock of $1.15. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of June 30, 2023.

On May 10, 2023, as consideration for the First Amendment (see Note 6 - Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants) at a per share exercise price equal to $1.6254, which is equal to the 10-day VWAP of the Company’s common stock ending on the business day immediately prior to the First Amendment Effective Date. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of June 30, 2023.

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

Diagnostic test revenues consist of blood-based lung tests and COVID-19 tests, which are recognized in the amount expected to be received in exchange for diagnostic tests when the diagnostic tests are delivered. The Company conducts diagnostic tests and delivers the completed test results to the prescribing physician or patient, as applicable. The fees for diagnostic tests are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. The Company determines the transaction price related to its diagnostic test contracts by considering the nature of the payer, test type, and historical price concessions granted to groups of customers. For diagnostic test revenue, the Company estimates the transaction price, which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience, using a portfolio approach. The Company recognizes revenues for diagnostic tests upon delivery of the tests to the physicians requesting the tests or patient, as applicable.

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

Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Diagnostic tests	$11,449	$10,206	$20,094	$15,839
Services	423	744	834	1,659
Total revenue	$11,872	$10,950	$20,928	$17,498

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed statements of operations. Of the $1.0 million in ‘Deferred revenue’ recorded in the condensed balance sheet as of December 31, 2022, $0.4 million was recognized in revenues during the six months ended June 30, 2023. In addition, $0.5 million was added to ‘Deferred revenue’ for up-front cash payments received for which the revenue

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

recognition criteria have not been met. The ‘Deferred revenue’ of $1.1 million recorded in the condensed balance sheet as of June 30, 2023 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of June 30, 2023 and December 31, 2022, the Company had $0.4 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the condensed balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United Healthcare	11%	—	11%	—
The State of Colorado	—	22%	—	16%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 48% and 47% of the Company’s total revenue for the three and six months ended June 30, 2023, respectively, compared to 28% and 33% for the three and six months ended June 30, 2022, respectively.

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	June 30, 2023	December 31, 2022
Medicare	31%	23%
AstraZeneca UK	—	18%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of June 30, 2023, 21,305 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s condensed statements of operations was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct costs and expenses	$7	$13	$24	$28
Research and development	74	192	181	280
Sales, marketing, general and administrative	976	1,163	3,133	2,406
Total	$1,057	$1,368	$3,338	$2,714

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $7.7 million as of June 30, 2023 and is expected to be amortized to expense over the next 2.9 years.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Stock Options

Stock option activity during the six months ended June 30, 2023, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2023	2,541	$8.40	7.4	$1,489
Granted	372	1.94	—	—
Forfeited/canceled	(236)	7.96	—	—
Exercised	(116)	0.75	—	—
Outstanding ‑ June 30, 2023	2,561	$7.85	7.3	$386
Exercisable ‑ June 30, 2023	1,563	$7.77	6.6	$331

Restricted Stock Unit Activity

Restricted stock unit activity during the six months ended June 30, 2023 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2023	1,211	$2.36
Granted	2,474	1.92
Forfeited/canceled	(120)	2.79
Released	(611)	2.27
Outstanding ‑ June 30, 2023	2,954	$1.99

Bonus-to-Options Program

As part of the Bonus-to-Options Program (Bonus Option Program), the Company recorded the following activity during the six months ended June 30, 2023 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2023	526	$10.69	7.6	$2
Granted	876	2.00	—	—
Forfeited/canceled	(51)	11.75	—	—
Exercised	—	—	—	—
Outstanding ‑ June 30, 2023	1,351	$5.02	8.8	$—
Exercisable ‑ June 30, 2023	1,351	$5.02	8.8	$—

The Company recorded an insignificant amount and $0.2 million for the three and six months ended June 30, 2023, respectively, compared to $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively, related to the estimate of the Bonus Option Program. Options granted, if any, pertaining to the performance of the Bonus Option Program are typically approved and granted in first quarter of the year following completion of the fiscal year.

Employee Stock Purchase Plan

The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the six months ended June 30, 2023, 269,846 shares were issued under the ESPP leaving 476,301 shares reserved for future issuance.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Basic and diluted loss per share for the three and six months ended June 30, 2023 and 2022 were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(13,356)	$(15,824)	$(32,058)	$(31,410)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	78,506	39,239	78,138	35,177
Net loss per share, basic and diluted	$(0.17)	$(0.40)	$(0.41)	$(0.89)

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	3,912	3,474	3,912	3,474
Shares committed under ESPP	95	44	95	44
Warrants	5,603	103	5,603	103
Restricted stock units	2,954	1,475	2,954	1,475
Total	12,564	5,096	12,564	5,096

Note 12 – Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three and six months ended June 30, 2023 and 2022.

Note 13 – Commitments and Contingencies

Co-Development Agreement

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a potential registrational Phase 3 clinical trial for ficlatuzumab in the first half of 2023. The Company had $0.1 million in remaining obligations related to the AVEO agreement as of June 30, 2023. Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. There were no royalties received or expenses related to this agreement for the three and six months ended June 30, 2023 and 2022.

License Agreement

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. As further consideration for the non-exclusive license, the Company agreed to pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. On May 24, 2021, the Company

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

entered into the First Amendment to the Non-Exclusive License Agreement with Bio-Rad which amended the Bio-Rad License such that, effective May 1, 2021, the Company no longer paid a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. The Bio-Rad License expires in August 2024. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement. There were no expenses related to this agreement for the three and six months ended June 30, 2023 and 2022.

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License was $0.1 million for the three and six months ended June 30, 2023, respectively, compared to zero for the three and six months ended June 30, 2022.

As part of the acquisition of the assets of Oncimmune USA, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to an acquired diagnostic test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Royalty expenses were $0.2 million and $0.4 million for both the three and six months ended June 30, 2023 and 2022, respectively.

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

Note 14 – Subsequent Events

Subscription Agreements

On August 3, 2023, the Company entered into subscription agreements (the Subscription Agreements) with all the members of our Board of Directors, all Section 16 officers, and additional members of the Biodesix leadership team (together, the Investors) for the issuance and sale by the Company of an aggregate of 16,975,298 of the Company’s common stock (the Shares) in a private equity offering (the Private Placement). The Subscription Agreements did not include any registration rights.

Pursuant to the Subscription Agreements, the Investors purchased shares at a purchase price (determined in accordance with Nasdaq rules relating to the “Minimum Value” of the Company’s common stock) of $1.62 per share, which is equal to the closing price of the Company's common stock on August 3, 2023, for an aggregate purchase price of approximately $27.5 million. Funding will occur in two separate tranches on August 31, 2023 and September 29, 2023. The Subscription Agreements include customary representations, warranties and covenants by the parties to the agreement. The Company intends to use the proceeds for the commercial expansion of sales, research and development, and for general corporate purposes.

The foregoing description of the Subscription Agreements is not complete and is qualified in its entirety by reference to the full text of the Subscription Agreements, the form of which is filed herewith as Exhibit 10.1 and incorporated herein by reference in its entirety.

Perceptive Term Loan Facility Amendment

On August 4, 2023 (the Second Amendment Effective Date), the Company entered into the Second Amendment to the Credit Agreement and Guaranty (the Second Amendment) with Perceptive as lender and administrative agent and the Company, as borrower, whereby subject to the terms and conditions of the Second Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ending June 30, 2024 through and including the fiscal quarter ending December 31, 2025.

Pursuant to the original terms of the Credit Agreement and Guaranty entered into on November 21, 2022, the Perceptive Term Loan Facility includes an additional Tranche B Loan, in an aggregate amount of up to $10.0 million, which is accessible by the Company so long as the Company satisfies certain customary conditions precedent, including revenue milestones. Under the terms of the Second Amendment, the conditions precedent for drawing on the Tranche B Loan were amended to (i) reduce the trailing-twelve month revenue milestone and (ii) add the receipt of aggregate cash proceeds of at least $27.5 million from an equity offering of the Company's common stock. As consideration for the Credit Agreement, the Company issued the Perceptive Warrant of up to 5,000,000 shares of the

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Company's common stock, which included the Tranche B Warrants that will become exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche B Loan. The Company accounts for the Tranche B Warrants as liabilities as the Tranche B Warrants do not meet the criteria for equity treatment (see Note 4 - Fair Value).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (Form 10-K) and the Condensed Financial Statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 6, 2023.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of June 30, 2023 and 2022 and for the three and six months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three and six months ended June 30, 2023 and 2022 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In response to the COVID-19 pandemic, through our partnership with Bio-Rad, we commercialized the Biodesix WorkSafe™ testing program, which included three commercialized tests. Our scientific diagnostic expertise, technologies, and existing commercial infrastructure enabled us to rapidly commercialize two FDA EUA authorized tests, a part of our customizable program. Both diagnostic tests are owned and were developed by Bio-Rad and Bio-Rad has granted us permission to utilize both tests for commercial diagnostic services. The Bio-Rad SARS-CoV-2 ddPCR test was FDA EUA authorized on May 1, 2020, authorizing performance of the test in laboratories certified under CLIA to perform high complexity tests. The second test is the Platelia SARS-CoV-2 Total Ab test, which is an antibody test intended for detecting a B-cell immune response to SARS-CoV-2, indicating recent or prior infection. The Platelia SARS-CoV-2 Total Ab test was FDA EUA authorized on April 29, 2020. Beginning in second quarter 2021, we began partnering with GenScript Biotech Corporation to commercialize the blood-based cPass SARS-CoV-2 Neutralizing Antibody testing as a service. The test was the first surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the RBD in the spike protein of SARS-CoV-2 that are produced in response to a previous SARS-CoV-2 infection.

Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety. The EUA declaration under Section 564 of the FDCA is distinct from and independent of the declaration by the Secretary of HHS of a public health emergency under Section 319 of the Public Health Service Act (the PHS Act). On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. Because the EUA declaration from the FDA is distinct from the declaration under Section 319 of the PHS Act, the FDA EUA may remain in effect beyond the duration of the Section 319 declaration. We cannot predict how long the EUAs for the SARS-CoV-2 tests will remain in place. In connection with the expiration of the Public Health Emergency declaration under Section 319, the Company no longer provides commercial COVID-19 diagnostic testing services.

These tests under the Biodesix WorkSafe testing program were utilized by healthcare providers, including hospitals and nursing homes, and were also offered to businesses and educational systems. We announced multiple partnerships for COVID-19 testing and maintained an agreement with the State of Colorado to be one of the diagnostic companies to support widespread COVID-19 testing for the State, which expired on August 31, 2022.

We have funded our operations to date principally from net proceeds from the issuances of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness. We had cash and cash equivalents of $17.4 million and $43.1 million as of June 30, 2023 and December 31, 2022, respectively.

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

On July 6, 2023, the Company announced that the Centers for Medicare & Medicaid Services (CMS) has designated the Nodify CDT Test as an Advanced Diagnostic Laboratory Test (ADLT) effective June 30, 2023. Obtaining ADLT status is a recognition that the Nodify CDT test meets the stringent criteria established under the Protecting Access to Medicare Act of 2014. ADLT status is reserved for innovative tests with Medicare coverage that provide new clinical diagnostic information that cannot be obtained from any other test or combination of tests.

•
Investment in clinical studies and product innovation to support growth. A significant aspect of our business is our investment in research and development, including the development of new products and our investments in clinical utility studies. We have invested heavily in clinical studies for our on market and pipeline products. Our studies focus primarily on the clinical utility of our tests including the ongoing INSIGHT study to continue our clinical understanding of the predictive and prognostic value of the VeriStrat test. On June 27, 2023, we completed enrollment of 5,000 patients with non-small cell lung cancer. The ALTITUDE study, launched during the fourth quarter 2020, seeks to further demonstrate the efficacy of the Nodify XL2 and Nodify CDT tests. A secondary focus of our studies is understanding the economic impact of our tests in assisting with decisions related to patient management and the potential impact of our tests in reducing overall healthcare costs. On July 12, 2023, we announced the prospective, real-world ORACLE study (An Observational Registry Study to Evaluate the Performance of the Nodify XL2 Test) achieved the primary endpoint of a statistically significant change in the proportion of benign lung nodules managed by Nodify XL2 experiencing invasive procedures. The ORACLE study showed patients with benign nodules managed with the Nodify XL2 test were 74% less likely to undergo an unnecessary invasive procedure compared to the control group. Additionally, the proportion of patients sent to CT surveillance with malignant nodules did not differ between the Nodify XL2 group and the control group.

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

COVID-19 Pandemic

The COVID-19 pandemic disrupted, and may continue to disrupt, our lung diagnostic testing operations. To protect the health and well-being of our workforce, partners, vendors and customers, we provide voluntary COVID-19 testing for employees working on-site, implemented social distance and building entry policies at work, restricted travel and facility visits, and followed the States of Colorado and Kansas’ public health orders and the guidance from the Centers for Disease Control and Prevention (CDC). Employees who can perform their duties remotely have the option to work from home. Our sales, marketing and business development efforts may be constrained by our operational response to future COVID-19 variant outbreaks. We will continue to adjust our operational norms, as needed, including complying with government directives and guidelines as they are modified and supplemented.

The COVID-19 pandemic and the surge associated with multiple variants negatively affected our lung diagnostic testing-related revenue and our clinical studies. Beginning in the third quarter 2020, the Company’s COVID-19 testing services began to experience rapid growth with a peak in the first quarter 2021; however, subsequent to this peak, we experienced a rapid decline in COVID-19 testing revenue primarily as a result of a few significant contracts that expired as well as the ongoing increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing. On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expiration of the Public Health Emergency declaration under Section 319, the Company no longer provides commercial COVID-19 diagnostic testing services.

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

Second Quarter 2023 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended June 30, 2023 as compared to the same period in 2022 unless otherwise noted:

•
Total revenue of $11.9 million, an increase of 8%including COVID testing revenue in second quarter 2022, driven primarily by strong year-over-year growth in core lung diagnostics, and a 48% year-over-year increase excluding COVID testing revenues from the prior year comparison:
o
Core lung diagnostic revenue of $11.4 million reflected a year-over-year increase of 58% driven primarily by the continued adoption of Nodify Lung nodule management tests;
o
Services revenue of $0.4 million decreased 43% year-over-year. Timelines for existing and new agreements continue to be impacted by delayed enrollment in clinical trials;
o
COVID-19 testing revenue decreased by 100% year-over-year. The Company no longer provides COVID-19 diagnostic testing services commercially;
•
Second quarter 2023 gross profit of $8.6 million, or 73% gross margin as compared to 64% gross margin in the comparable prior year period primarily driven by growth in Lung Diagnostic Testing and optimization of testing workflows that resulted in improvements in costs per test, and the and commercial discontinuation of our lower-margin COVID-19 diagnostic testing;
•
Operating expenses (excluding direct costs and expenses) of $19.6 million, an increase of approximately $1.0 million, or 5% as compared to the second quarter 2022 (includes non-cash stock compensation expense of $1.1 million as compared to $1.4 million). This increase is primarily attributable to increased sales and marketing costs to support core lung diagnostic sales growth including increased travel-related costs and marketing programs to enhance product awareness as we actively participate in an increasing number of peer-to-peer physician educational events;
•
Net loss of $13.4 million, a decrease of approximately $2.5 million, or 16%;
•
Cash and cash equivalents of $17.4 million as of June 30, 2023, a decrease of $7.9 million from March 31, 2023. This represented an improvement of approximately 54% in cash utilization versus the cash utilized in the first quarter 2023;
o
Scheduled milestone payment of $2.3 million paid in April 2023 to Indi;
o
Subsequent to quarter end, raised $27.5 million in gross equity proceeds from a private placement to be used for commercial expansion of sales, research and development, and for general corporate purposes.

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

Diagnostic Tests

Diagnostic test revenue is generated from delivery of results from our diagnostic tests. In the United States, we performed tests as both an in-network and out-of-network service provider depending on the test performed and the contracted status of the insurer. We provide diagnostic tests in two primary categories: (i) core lung diagnostics testing and (ii) COVID-19 testing. On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expiration of the Public Health Emergency declaration under Section 319, the Company no longer provides commercial COVID-19 diagnostic testing services.

We consider diagnostic testing to be completed upon the delivery of test results to our customer, either the prescribing physician or third-party to which we contracted for services to be performed, which is considered the performance obligation. The fees for such services are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. We determine the transaction price related to our contracts by considering the nature of the payer, test type, the historical amount of time until payment by a payer and historical price concessions granted to groups of customers.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the three and six months ended June 30, 2023, interest expense consists of cash and non-cash interest from the Perceptive Term Loan Facility and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. For the three and six months ended June 30, 2022, interest expense primarily consists of cash and non-cash interest from Promissory Note One, the 2021 Term Loan and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the contingency in the second quarter 2021. Interest income, which is included in ‘Other income, net’ in the condensed statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenues	$11,872	$10,950	$922	8%	$20,928	$17,498	$3,430	20%
Operating expenses
Direct costs and expenses	3,238	3,980	(742)	(19)%	6,407	7,215	(808)	(11)%
Research and development	2,910	3,361	(451)	(13)%	6,161	6,567	(406)	(6)%
Sales, marketing, general and administrative	16,651	15,235	1,416	9%	35,640	29,722	5,918	20%
Impairment loss on intangible assets	—	—	—	0%	20	81	(61)	(75)%
Total operating expenses	22,799	22,576	223	1%	48,228	43,585	4,643	11%
Loss from operations	(10,927)	(11,626)	699	6%	(27,300)	(26,087)	(1,213)	(5)%
Other (expense) income
Interest expense	(2,430)	(1,346)	1,084	81%	(4,821)	(2,483)	2,338	94%
Loss on extinguishment of liabilities, net	—	(2,952)	2,952	100%	—	(2,952)	2,952	100%
Change in fair value of warrant liability	—	—	—	0%	61	—	61	100%
Other income, net	1	100	99	99%	2	112	110	98%
Total other expense	(2,429)	(4,198)	(1,769)	(42)%	(4,758)	(5,323)	(565)	(11)%
Net loss	$(13,356)	$(15,824)	$2,468	16%	$(32,058)	$(31,410)	$(648)	(2)%

Share-based compensation (1)	$1,057	$1,368	$(311)	(23)%	$3,338	$2,714	$624	23%
(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenues
Lung Diagnostic	$11,449	$7,252	$4,197	58%	$20,081	$11,901	$8,180	69%
COVID-19	—	2,954	(2,954)	(100)%	13	3,938	(3,925)	(100)%
Diagnostic testing revenue	11,449	10,206	1,243	12%	20,094	15,839	4,255	27%
Services revenue	423	744	(321)	(43)%	834	1,659	(825)	(50)%
Total revenues	$11,872	$10,950	$922	8%	$20,928	$17,498	$3,430	20%

Total revenue increased $0.9 or 8%, and increased $3.4 million or 20% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.

Diagnostic test revenue increased $1.2 million or 12%, and increased $4.3 million or 27% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 due to an increase in our core lung diagnostic testing revenue of $4.2 million and $8.2 million, respectively, driven by an increase in our core lung diagnostic tests delivered. The Company’s core lung diagnostic sales efforts continued to gain momentum during the three and six months ended June 30, 2023 as the number of tests delivered reached the highest in Company history for two consecutive quarters. Partially offsetting this increase was a $3.0 million and $3.9 million reduction in COVID-19 testing revenue for the three and six months ended June 30, 2023, respectively, resulting from the expiration of significant COVID-19 testing contracts and the recession of the COVID-19 pandemic. Additionally, on January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expiration of the Public Health Emergency declaration under Section 319, the Company no longer provides COVID-19 diagnostic testing services commercially.

Services revenue decreased $0.3 million or 43%, and decreased $0.8 million or 50% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 due to lower testing volumes driven by delayed enrollment in clinical trials and the completion of a material contract in 2022. In addition, service revenue can fluctuate due to several factors including contract timing, which can be long under normal circumstances, and currently reflects the slower pace of overall prospective clinical trial enrollment recovering from disruptions put forth by COVID-19.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue decreased $0.7 million or 19%, and decreased $0.8 million or 11% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in costs for the three and six months ended June 30, 2023 was driven primarily by the overall decline in COVID-19 and Services testing revenue, partially offset by an increase in direct costs and expenses associated with increased lung diagnostic revenue.

Research and development

Research and development expenses decreased $0.5 million or 13%, and decreased $0.4 million or 6% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in costs for both the three and six months ended June 30, 2023 was due primarily to a decrease in internal expenses associated with compensation and benefit costs and other external costs associated with laboratory costs.

The following table summarizes our external and internal costs for the three and six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
External expenses:
Clinical trials and associated costs	$679	$750	$(71)	(9)%	$1,216	$1,208	$8	1%
Other external costs	677	803	(126)	(16)%	1,668	1,839	(171)	(9)%
Total external costs	1,356	1,553	(197)	(13)%	2,884	3,047	(163)	(5)%
Internal expenses	1,554	1,808	(254)	(14)%	3,277	3,520	(243)	(7)%
Total research and development expenses	$2,910	$3,361	$(451)	(13)%	$6,161	$6,567	$(406)	(6)%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $1.4 million or 9%, and increased $5.9 million or 20% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase for the three and six months ended June 30, 2023 was driven primarily by increases in employee compensation and benefits associated with an increase in sales team headcount and variable compensation as well as increases in non-employee costs associated with increased spending on various sales meetings, training, and campaigns during 2023 as compared to 2022. During the three and six months ended June 30, 2022 the Company’s sales efforts continued to be impacted by the COVID-19 pandemic due to surges associated with multiple variants, restricting and delaying the Company's ability to execute our core lung diagnostic sales strategy, resulting in lower sales and marketing costs in the first half of 2022.

Non-operating Expenses

Interest expense

Interest expense increased $1.1 million or 81%, and increased $2.3 million or 94% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase for the three months ended June 30, 2023 is primarily related to the Perceptive Term Loan Facility of $1.4 million and an increase in interest associated with the contingent consideration of $0.9 million subsequent to Amendment No. 3 (see 'Loss on extinguishment of liabilities' below). This increase is partially offset by interest associated with the 2021 Term Loan with Silicon Valley Bank of $0.7 million and securities purchase agreement with Streeterville Capital, LLC of $0.5 million in 2022, both of which were refinanced by the Perceptive Term Loan Facility. Additionally, the increase for the six months ended June 30, 2023 is primarily related to interest associated with the Perceptive Term Loan Facility of $2.7 million and an increase in interest associated with the contingent consideration of $1.1 million subsequent to Amendment No. 3 (see 'Loss on extinguishment of liabilities' below). This increase is partially offset by interest associated with the 2021 Term Loan with Silicon Valley Bank of $0.9 million and securities purchase agreement with Streeterville Capital, LLC of $0.5 million in 2022.

Loss on extinguishment of liabilities

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA in which all parties agreed to restructure the milestone payments. During the three months ended June 30, 2022, the Company evaluated Amendment No. 3 to the Indi APA in accordance with applicable accounting standards under U.S. GAAP which resulted in the extinguishment of the original instrument due to the substantially different terms. As a result, during the three months ended June 30, 2022, we recorded a loss on the extinguishment of $3.0 million.

Change in fair value of warrant liability

On November 21, 2022, as consideration for the Perceptive Term Loan, the Company issued the Perceptive Warrant, with warrants exercisable into 3,000,000 shares of the Company’s common stock issued on the funding date of the Tranche A Loan which are equity classified (the Initial Warrants). In addition to the Initial Warrants and to the extent the Company has the ability to exercise its right to borrow the remaining availability under the Perceptive Term Loan, additional warrants will become exercisable into 1,000,000 shares of common stock concurrently with the borrowing of the Tranche B Loan, and additional warrants will become exercisable into 1,000,000 shares of common stock concurrently with the borrowing of the Tranche C Loan (together, the Additional Warrants). The Company accounts for the Additional Warrants as liabilities as the Additional Warrants do not meet the criteria for equity classification. During the three and six months ended June 30, 2023, the Company recorded zero and a $0.1 million gain, respectively, as a change in fair value through the condensed statement of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on Tranche B and C loans.

Liquidity and Capital Resources

We are an emerging growth company and, as such, have yet to generate positive cash flows from operations. We have funded our operations to date principally from net proceeds from the sale of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness.

As a result of the pandemic, the Company diversified its diagnostic testing beyond lung diagnostic testing to include the critical service of COVID-19 diagnostic testing. Beginning in the third quarter 2020, the Company’s COVID-19 testing services began to experience rapid growth with a peak in the first quarter 2021; however, subsequent to this peak, we experienced a rapid decline in COVID-19 testing revenue primarily as a result of a few significant contracts that expired as well as the ongoing increase in COVID-19 vaccination rates across the U.S. and the adoption and availability of at-home testing. On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expiration of the Public Health Emergency declaration under Section 319, the Company no longer provides commercial COVID-19 diagnostic testing services. In addition, the COVID-19 pandemic negatively affected our lung diagnostic testing-related revenue and our clinical studies. We began to see recovery during the fourth quarter 2020 in our core lung diagnostic testing as our delivered tests exceeded first quarter 2020 delivered tests and have continued to grow thereafter. The Company’s sales efforts were impacted by the COVID-19 pandemic due to surges associated with variants, which negatively affected the growth rate of our core lung diagnostic testing-related revenue and our clinical studies. While we have seen recovery in delivered tests in lung diagnostic testing as health care practitioners, including pulmonologists, increasingly returned to pre-pandemic related care, we experienced more variability as compared to pre-pandemic levels as physician practices are adjusting to post-pandemic levels of care. As a result, the items identified above have had an adverse effect on our revenue, results of operations and cash flows.

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

On April 7, 2023, the Company entered into a limited waiver under which the Lender agreed to waive the minimum revenue requirement for the three months ended March 31, 2023 (Limited Waiver). In addition, on May 10, 2023, the Company entered into the First Amendment to the Credit Agreement (First Amendment) with Perceptive as lender and administrative agent and the Company, as borrower, whereby subject to the terms and conditions of the First Amendment, the Minimum Net Revenue Covenant, as defined in the Credit Agreement, was modified to reduce the threshold through the twelve month period ended March 31, 2024.

As of June 30, 2023, the Company had remaining available capacity for share issuances of approximately $29.5 million under the ATM facility and up to $46.9 million under the LPC Facility, each subject to the restrictions and limitations of the underlying facilities, as well as volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding.

As of June 30, 2023, we maintained cash and cash equivalents of $17.4 million and we have $30.0 million in outstanding aggregate principal amount on our Perceptive Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and, prior to May 11, 2023, COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our loan agreement or to obtain waivers or amendments that impact the related covenants. As of June 30, 2023, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

Based on our current operating plan, unless we continue to raise additional capital (debt or equity) or obtain waivers from complying with such financial covenants, we expect that we will be unable to maintain our financial covenants under our existing loan agreement during the next twelve months, which could result in an Event of Default, as defined, causing an acceleration of the outstanding balances. We have taken steps to improve our liquidity through raising debt and equity capital and amended the agreement with Indi Agreement during 2022 to delay near term cash requirements and extend the period of milestone payments. We have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our financial covenants. Subsequent to June 30, 2023, the Company entered into a second amendment to the Perceptive Term Loan Facility and raised approximately $27.5 million in proceeds through a private placement equity offering (see Note 14 to our financial statements in Part 1 of this Quarterly Report on Form 10-Q).

To maintain an adequate amount of available liquidity and execute our current operating plan, we will need to continue to raise additional funds from external sources, such as through the issuance of equity or debt securities and any such financing activities are subject to market conditions. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis. If adequate capital resources are not available on a timely basis, we intend to consider limiting our operations substantially. This limitation of operations could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

We expect to continue to incur operating losses in the near term while we make investments to support our anticipated growth. Our current operating plan, which is in part determined based on our most recent historical actual results and trends, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern for a period beyond one year from when the June 30, 2023 financial statements are issued. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash flows (used in) provided by:
Operating activities	$(6,749)	$(22,693)
Investing activities	(14,178)	(732)
Financing activities	(4,751)	19,299
Net decrease in cash and cash equivalents and restricted cash	$(25,678)	$(4,126)

Our cash flows resulted in a net decrease in cash and cash equivalents and restricted cash of $25.7 million during the six months ended June 30, 2023 as compared to the net decrease in cash of $4.1 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, net cash used in operating activities totaled $6.7 million, a decrease of approximately $15.9 million compared to the same period in 2022 primarily due to the $13.0 million in tenant improvement allowances received for capital expenditures and leasehold improvements related to the CVP Lease which have been reimbursed from the CVP landlord (see cash used in investing activities below). We expect the remaining tenant improvement allowances of $5.3 million to be utilized by the end of the third quarter 2023. Subsequent to the use of the tenant improvement allowance, the CVP Lease will result in a negative cash flow within operations. Additionally, the Company had favorable changes in working capital that contributed to the improvement in net cash used in operating activities.

Net cash used in investing activities during the six months ended June 30, 2023 totaled $14.2 million, an increase of $13.4 million compared to the same period in 2022. The increase in net cash used in investing activities was primarily due to increases in purchases of property and equipment and capital expenditures for leasehold improvements related to the CVP Lease. These leasehold improvements are tenant improvements and have been reimbursed from the Landlord, as described above in net cash used in operating activities.

Net cash used in financing activities during the six months ended June 30, 2023 totaled $4.8 million, an increase of $24.1 million compared to the same period in 2022. The net cash used in financing activities for the six months ended June 30, 2023 primarily resulted from milestone payments to Indi of $4.3 million and payments of debt issuance costs of $0.8 million, partially offset by $0.5 million in proceeds from the issuance of common stock under the ESPP and exercise of stock options. The net cash provided by financing activities for the six months ended June 30, 2022 primarily resulted from $16.1 million net proceeds from the issuance of common stock, $12.8 million net proceeds from the issuance of Promissory Note One, partially offset by the milestone payments to Indi of $6.6 million and partial repayment of the 2021 Term Loan of $3.0 million.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments, including finance lease obligations entered into during the six months ended June 30, 2023 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$49,094	$4,362	$8,641	$36,091	$—
Contingent consideration	30,215	15,556	14,659	—	—
Operating lease obligations (3)	48,597	2,594	7,636	8,169	30,198
Finance lease obligations	921	356	565	—	—
Total	$128,827	$22,868	$31,501	$44,260	$30,198

(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect on June 30, 2023.
(3)
Does not include the remaining contractually agreed upon tenant improvement allowances associated with the CVP Lease of $5.3 million that have not yet been drawn but which are expected to be received throughout the remainder of fiscal year 2023 (see Note 7 to our financial statements in Part 1 of this Quarterly Report on Form 10-Q).

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

As of June 30, 2023, we have not entered into any off-balance sheet arrangements.

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

The Company recognizes revenues related to blood-based lung diagnostic billings based on estimates of the amounts ultimately expected to be collected from customers on a portfolio approach. In determining the amount to accrue for a delivered test, the Company considers factors such as test type, payment history, payer coverage, whether there is a reimbursement contract between the payer and the Company, payment as a percentage of agreed upon rate (if applicable), amount paid per test and any current developments or changes that could impact reimbursement. Variable consideration, if any, is estimated based on an analysis of historical experience and adjusted as better estimates become available. These estimates require significant judgment by management.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of June 30, 2023, we had $30.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of June 30, 2023, a hypothetical 100 basis point increase in interest rates would have an estimated $0.3 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

There were no changes to our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2023, the Company entered into subscription agreements (the Subscription Agreements) with all the members of our Board of Directors, all Section 16 officers, and additional members of the Biodesix leadership team (together, the Investors) for the issuance and sale by the Company of an aggregate of 16,975,298 of the Company’s common stock (the Shares) in a private equity offering (the Private Placement). The Subscription Agreements did not include any registration rights.

Pursuant to the Subscription Agreements, the Investors purchased shares at a purchase price (determined in accordance with Nasdaq rules relating to the “Minimum Value” of the Company’s common stock) of $1.62 per share, which is equal to the closing price of the Company's common stock on August 3, 2023, for an aggregate purchase price of approximately $27.5 million. Funding will occur in two separate tranches on August 31, 2023 and September 29, 2023. The Subscription Agreements include customary representations, warranties and covenants by the parties to the agreement. The Company intends to use the proceeds for the commercial expansion of sales, research and development, and for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Form of Subscription Agreement, dated August 3, 2023.

10.2*	Second Amendment to Credit Agreement an Guaranty, dated August 4, 2023, by and among the Company and Perceptive Credit Holdings IV, LP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Previously filed.

+ Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: August 7, 2023	By:	/s/ CHRISTOPHER C. VAZQUEZ
Christopher C. Vazquez
Chief Accounting Officer