Form 10-Q
period 2023-09-30
BIODESIX INC
filed 2023-11-07
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 1, 2023, the Registrant had 90,476,295 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 6, 2023. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, results of operations, business strategy and plans, and objectives of management for future operations, as well as statements regarding industry trends, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

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
•
our unaudited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern, and a continuation of negative financial trends could result in our inability to continue as a going concern;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$19,841	$43,088
Accounts receivable, net of allowance for doubtful accounts of $57 and $118	5,777	5,065
Other current assets	3,268	5,181
Total current assets	28,886	53,334
Non‑current assets
Property and equipment, net	25,395	5,848
Intangible assets, net	8,416	9,797
Operating lease right-of-use assets	2,093	2,973
Goodwill	15,031	15,031
Other long-term assets	6,965	5,923
Total non‑current assets	57,900	39,572
Total assets	$86,786	$92,906

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$2,904	$1,685
Accrued liabilities	6,946	8,218
Deferred revenue	659	962
Current portion of operating lease liabilities	1,113	1,543
Current portion of contingent consideration	19,307	10,341
Current portion of notes payable	50	49
Other current liabilities	1,670	41
Total current liabilities	32,649	22,839
Non‑current liabilities
Long‑term notes payable, net of current portion	24,950	25,004
Long-term operating lease liabilities	24,636	5,254
Contingent consideration	5,182	18,645
Other long-term liabilities	815	558
Total non‑current liabilities	55,583	49,461
Total liabilities	88,232	72,300
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2023 and 2022) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 88,315,802 (2023) and 77,614,358 (2022) shares issued and outstanding	88	78
Additional paid‑in capital	408,893	387,948
Accumulated deficit	(410,427)	(367,420)
Total stockholders' (deficit) equity	(1,446)	20,606
Total liabilities and stockholders' (deficit) equity	$86,786	$92,906

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$13,491	$11,107	$34,419	$28,605
Operating expenses:
Direct costs and expenses	3,229	3,633	9,636	10,848
Research and development	1,938	2,970	8,099	9,537
Sales, marketing, general and administrative	15,496	15,114	51,136	44,836
Impairment loss on intangible assets	—	—	20	81
Total operating expenses	20,663	21,717	68,891	65,302
Loss from operations	(7,172)	(10,610)	(34,472)	(36,697)
Other (expense) income:
Interest expense	(2,386)	(3,039)	(7,207)	(5,522)
Loss on extinguishment of liabilities, net	—	(52)	—	(3,004)
Change in fair value of warrant liability, net	(1,393)	—	(1,332)	—
Other income, net	2	2	4	114
Total other expense	(3,777)	(3,089)	(8,535)	(8,412)

Net loss	$(10,949)	$(13,699)	$(43,007)	$(45,109)
Net loss per share, basic and diluted	$(0.14)	$(0.34)	$(0.55)	$(1.22)
Weighted-average shares outstanding, basic and diluted	79,709	40,448	78,672	36,953

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' (Deficit) Equity

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2022	77,614	$78	$387,948	$(367,420)	$20,606
Issuance of common stock, net	—	—	(61)	—	(61)
Issuance of common stock under employee stock purchase plan	270	—	420	—	420
Exercise of stock options	9	—	6	—	6
Release of restricted stock units	86	—	—	—	—
Share‑based compensation	—	—	2,281	—	2,281
Net loss	—	—	—	(18,702)	(18,702)
Balance ‑ March 31, 2023	77,979	78	390,594	(386,122)	4,550
Exercise of stock options	107	—	81	—	81
Release of restricted stock units	525	1	—	—	1
Issuance of warrants	—	—	674	—	674
Share‑based compensation	—	—	1,057	—	1,057
Net loss	—	—	—	(13,356)	(13,356)
Balance - June 30, 2023	78,611	79	392,406	(399,478)	(6,993)
Issuance of common stock, net	9,455	9	15,307	—	15,316
Issuance of common stock under employee stock purchase plan	167	—	223	—	223
Exercise of stock options	6	—	3	—	3
Release of restricted stock units	77	—	—	—	—
Share‑based compensation	—	—	954	—	954
Net loss	—	—	—	(10,949)	(10,949)
Balance - September 30, 2023	88,316	$88	$408,893	$(410,427)	$(1,446)

The accompanying Notes are an integral part of these unaudited condensed financial statements.

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2021	30,790	$31	$321,669	$(301,973)	$19,727
Issuance of common stock, net	709	1	1,416	—	1,417
Issuance of common stock under employee stock purchase plan	99	—	202	—	202
Issuance of common stock for deferred offering costs	184	—	600	—	600
Exercise of stock options	107	—	75	—	75
Share‑based compensation	—	—	1,346	—	1,346
Net loss	—	—	—	(15,586)	(15,586)
Balance - March 31, 2022	31,889	32	325,308	(317,559)	7,781
Issuance of common stock, net	7,928	8	14,321	—	14,329
Exercise of stock options	24	—	17	—	17
Release of restricted stock units	138	—	—	—	—
Share‑based compensation	—	—	1,368	—	1,368
Net loss	—	—	—	(15,824)	(15,824)
Balance ‑ June 30, 2022	39,979	40	341,014	(333,383)	7,671
Issuance of common stock under employee stock purchase plan	95	—	153	—	153
Issuance of common stock, net	924	1	1,744	—	1,745
Exercise of stock options	93	—	57	—	57
Release of restricted stock units	95	—	—	—	—
Share‑based compensation	—	—	1,170	—	1,170
Net loss	—	—	—	(13,699)	(13,699)
Balance ‑ September 30, 2022	41,186	$41	$344,138	$(347,082)	$(2,903)

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(43,007)	$(45,109)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	2,351	2,699
Amortization of lease right-of-use assets	1,851	1,499
Loss on extinguishment of liabilities, net	—	3,004
Share‑based compensation expense	4,292	3,884
Change in fair value of warrant liability, net	1,332	—
Provision for doubtful accounts	467	(27)
Accrued interest, amortization of debt issuance costs and other	3,954	5,011
Inventory excess and obsolescence	115	837
Impairment loss on intangible assets	20	81
Changes in operating assets and liabilities:
Accounts receivable	(1,178)	(765)
Other current assets	1,798	1,868
Other long-term assets	(26)	(3,645)
Accounts payable and other accrued liabilities	(247)	(646)
Deferred revenue	(395)	(985)
Tenant improvement allowances received	18,323	—
Current and long-term operating lease liabilities	(237)	(730)
Net cash and cash equivalents and restricted cash used in operating activities	(10,587)	(33,024)

Cash flows from investing activities
Purchase of property and equipment	(19,935)	(1,368)
Patent costs and intangible asset acquisition, net	(126)	(179)
Net cash and cash equivalents and restricted cash used in investing activities	(20,061)	(1,547)

Cash flows from financing activities
Proceeds from the issuance of common stock	15,316	17,966
Proceeds from issuance of common stock under employee stock purchase plan	643	355
Proceeds from exercise of stock options	90	149
Payment of contingent consideration	(7,591)	(8,691)
Proceeds from term loan and notes payable	—	15,102
Repayment of term loan and notes payable	(36)	(5,038)
Payment of debt issuance costs	(833)	(2,249)
Deferred offering costs	—	(129)
Equity financing costs	(61)	(407)
Other	(127)	(24)
Net cash and cash equivalents and restricted cash provided by financing activities	7,401	17,034
Net decrease in cash and cash equivalents and restricted cash	(23,247)	(17,537)
Cash, cash equivalents, and restricted cash ‑ beginning of period	43,174	32,798
Cash, cash equivalents, and restricted cash ‑ end of period	$19,927	$15,261

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Nine Months Ended September 30,
	2023	2022
Common stock issued for deferred offering costs	$—	$600
Deferred offering costs amortized against Additional paid-in capital	—	52
Original issue discount associated with Promissory Note One	—	1,025
Issuance of Perceptive Warrants	674	—
Equity financing costs included in accounts payable and other accrued liabilities	—	14
Operating lease right-of-use assets obtained in exchange for lease liabilities at adoption of ASC 842	—	1,269
Operating lease right-of-use assets obtained in exchange for lease liabilities	867	3,694
Finance lease right-of-use assets obtained in exchange for lease liabilities	773	123
Cash paid for interest	3,241	473
Purchases of property & equipment included in accrued liabilities	824	69
Patent costs included in accrued liabilities	—	10

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company”, “Biodesix”, “we” “us” and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado and the Company performs its blood-based diagnostic tests in its laboratory facilities, which are located in Boulder, Colorado and De Soto, Kansas. The Company conducts all of its operations within a single legal entity. Biodesix is a leading diagnostic solutions company leveraging state of the art technologies with its proprietary artificial intelligence platform to discover, develop, and commercialize solutions for clinical unmet needs, with a primary focus in lung disease. The Company develops diagnostic tests addressing important clinical questions by combining multi-omics through the power of artificial intelligence. We derive our revenue from two sources: (i) providing diagnostic testing services associated with (a) blood-based lung tests and (b) prior to May 11, 2023, Coronavirus Disease 2019 (COVID-19) tests (Diagnostic Tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Services and other). Biodesix offers five Medicare-covered tests for patients with lung diseases. The blood based Nodify Lung® nodule risk assessment testing strategy, consisting of the Nodify XL2® and the Nodify CDT® tests, evaluates the risk of malignancy in incidental pulmonary nodules, enabling physicians to better triage patients to the most appropriate course of action. The blood based IQLung™ strategy for lung cancer patients integrates the GeneStrat® ddPCR test, the GeneStrat NGS™ test and the VeriStrat® test to support treatment decisions across all stages of lung cancer.

In addition to diagnostic tests, the Company provides biopharmaceutical companies with services that include diagnostic research, clinical trial testing, and the discovery, development, and commercialization of companion diagnostics. The Company leverages the proprietary and advanced Diagnostic Cortex® AI (Artificial Intelligence) platform, to collaborate with many of the world’s leading biotechnology and pharmaceutical companies to solve complex diagnostic challenges in lung disease. In addition, other revenue includes amounts derived from licensing our digital sequencing technologies to our international laboratory partners.

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

In developing the Company's products, the Company has built or gained access to regulatory approvals, product development know-how, unique biorepositories, proprietary and patented technologies, specimen collection kit manufacturing capabilities, and bioinformatics methods that it believes are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection. The Company’s testing services are made available through its clinical laboratories.

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

Liquidity and Capital Resources

As of September 30, 2023, we maintained cash and cash equivalents of $19.8 million and we have $30.0 million in outstanding aggregate principal amount on our Perceptive Term Loan Facility (see Note 6 – Debt). We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and, prior to May 11, 2023, COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services and licensing our technologies. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our Perceptive Term Loan Facility (see Note 6 – Debt) or to obtain waivers or amendments that impact the related covenants. As of September 30, 2023, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

Based on our current operating plan, unless we continue to raise additional capital (debt or equity) and meet certain agreed upon revenue covenants, or obtain a waiver from complying with such financial covenants, we expect that we will be unable to maintain our financial covenants under our existing loan agreement during the next twelve months, which could result in an Event of Default (as defined in the Perceptive Term Loan Facility), causing an acceleration and repayment of the outstanding balances. We have taken steps to improve our liquidity through raising debt and equity capital and have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses, but we do not expect that these actions alone will be sufficient to maintain our financial covenants. The Perceptive Term Loan Facility requires the Company to recognize revenue in amounts agreed to between the Company and Perceptive as of the last day of each fiscal quarter, which commenced with the fiscal quarter ending March 31, 2023. On May 10, 2023 (the First Amendment Effective Date), the Company entered into the First Amendment to the Credit Agreement (the First Amendment), whereby subject to the terms and conditions of the First Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold through the twelve month period ended March 31, 2024. On August 4, 2023, the Company entered into a second amendment to the Perceptive Term Loan Facility, whereby subject to the terms and conditions of the second amendment, the Minimum Net Revenue Covenant was amended to reduce the relevant threshold through the twelve month period ended December 31, 2025 (see Note 6 - Debt) and raised approximately $15.3 million in net proceeds through a private placement equity offering (see Note 8 - Equity).

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

For a discussion of credit risk concentration of accounts receivable as of September 30, 2023 and December 31, 2022, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. As of September 30, 2023 and December 31, 2022, the Company had $0.1 million and $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying condensed balance sheets.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the condensed balance sheets and was $1.3 million and $1.4 million as of September 30, 2023 and December 31, 2022, respectively. The Company recorded a reserve for excess inventory of zero and $0.1 million as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded $0.1 million and $0.8 million, respectively, to the condensed statement of operations for excess and obsolete inventory.

Leases

The Company acts as a lessee under all its lease agreements and holds various real estate leases for its headquarters and laboratory facilities in Boulder, Colorado and De Soto, Kansas and other various copier leases. The Company also leases a building in Louisville, Colorado for office and laboratory space. The purpose of this lease is to replace the Company’s corporate headquarters in Boulder, Colorado. The Company intends to relocate by the end of 2023.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Other Assets

As of September 30, 2023 and December 31, 2022, the Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC (see Note 7 – Leases). The $5.0 million refundable deposit is reported within 'Other long-term assets' in the condensed balance sheets.

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

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the condensed balance sheets, which may differ from their respective fair values. The fair value of borrowings as of September 30, 2023 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The difference between the carrying value and fair value of outstanding borrowings as of September 30, 2023 is due to the issuance of the First Amendment Warrants (see Note 6 - Debt and as defined in Note 8 - Equity below) netted against the Perceptive Term Loan Facility as well as an increase in the fair value of the debt as a result of improved credit markets. The difference between the carrying value and fair value of outstanding borrowings as of December 31, 2022 is due to the debt issuance costs and the fair value of the Perceptive Warrant netted against the Perceptive Term Loan Facility. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$25,000	$26,501	$25,053	$26,785

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The table below presents the reported fair values of contingent consideration and warrant liabilities, which are classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

Description	September 30, 2023	December 31, 2022
Current portion of contingent consideration	$19,307	$10,341
Contingent consideration	5,182	18,645
Total contingent consideration	$24,489	$28,986

Warrant liabilities	$1,393	$61

The following table presents the changes in contingent consideration and warrant liabilities for the dates indicated (in thousands):

	For the nine months ended September 30, 2023
Level 3 Rollforward	Contingent Consideration	Warrant Liabilities
Beginning balances - January 1, 2023	$28,986	$61
Changes in fair value, net	—	1,332
Interest expense	3,094	—
Payments	(7,591)	—
Ending balances - September 30, 2023	$24,489	$1,393

The following table presents the changes in contingent consideration as of the date indicated (in thousands):

Level 3 Rollforward	For the nine months ended September 30, 2022
Beginning balances - January 1, 2022	$33,792
Interest expense	2,142
Loss on extinguishment of liabilities	2,934
Payments of contingent consideration	(8,691)
Ending balances - September 30, 2022	$30,177

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

During the three and nine months ended September 30, 2023, the Company recorded $1.0 million and $3.1 million, respectively, and $1.2 million and $2.1 million during the three and nine months ended September 30, 2022, respectively, in interest expense due to the passage of time and fixed payment schedule.

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

Warrant Liabilities

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), the Company issued Perceptive a warrant to purchase up to 5,000,000 shares of the Company's common stock (the Perceptive Warrant), including Initial Warrants and Additional Warrants (as defined in Note 8 - Equity below). The Initial Warrants and First Amendment Warrants are equity classified (see Note 8 - Equity) while the Additional Warrants are classified as liabilities within 'Other long-term liabilities' and recognized at fair value. The fair value of the Additional Warrants is determined using a Black-Scholes model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value include the fair value of the Company's common stock, risk-free rate, the volatility of common stock, and the probability of the expected borrowing. Significant increases or decreases in the unobservable inputs could result in a significantly higher or lower fair value measurement. During the three and nine months ended September 30, 2023, the Company recorded a $1.4 million and $1.3 million loss, respectively, as a change in fair value through the condensed statement of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on Tranche B and C loans. The $1.4 million warrant liability is reported within 'Other current liabilities' in the condensed balance sheets.

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Lab equipment	$6,070	$6,035
Leasehold improvements	2,365	2,365
Computer equipment	1,094	749
Furniture and fixtures	349	349
Software	325	324
Vehicles	97	97
Construction in process	22,971	2,947
	33,271	12,866
Less accumulated depreciation	(7,876)	(7,018)
Total property and equipment, net	$25,395	$5,848

Depreciation expense for the three and nine months ended September 30, 2023 was $0.3 million and $0.9 million, respectively, compared to $0.4 million and $1.2 million for the three and nine months ended September 30, 2022, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Intangible assets, excluding goodwill, consist of the following (in thousands):

	September 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,986	$(726)	$1,260	$1,880	$(647)	$1,233
Purchased technology	16,900	(9,858)	7,042	16,900	(8,450)	8,450
Intangible assets not subject to amortization
Trademarks	114	—	114	114	—	114
Total	$19,000	$(10,584)	$8,416	$18,894	$(9,097)	$9,797

Amortization expense related to definite-lived intangible assets was $0.5 million and $1.5 million for both the three and nine months ended September 30, 2023 and 2022, respectively.

Future estimated amortization expense of intangible assets is (in thousands):

As of September 30, 2023
Remainder of 2023	$496
2024	1,978
2025	1,972
2026	1,958
2027	1,007
2028 and thereafter	891
Total	$8,302

Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Compensation related accruals	$3,263	$4,671
Accrued clinical trial expense	1,304	1,232
Other expenses	2,379	2,315
Total accrued liabilities	$6,946	$8,218

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	September 30, 2023	December 31, 2022
Perceptive Term Loan Facility	$30,000	$30,000
Other	90	127
Unamortized debt discount and debt issuance costs	(5,090)	(5,074)
	25,000	25,053
Less: current maturities	50	49
Long-term notes payable	$24,950	$25,004

Perceptive Term Loan Facility

On November 16, 2022 (the Closing Date), the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP as lender and administrative agent (the Lender). The Credit Agreement provides for a senior secured

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of September 30, 2023, the stated interest rate was approximately 14.3%.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Under the terms of the Second Amendment, the conditions precedent for drawing on the Tranche B Loan were amended to (i) reduce the trailing-twelve month revenue milestone and (ii) add the receipt of aggregate cash proceeds of at least $27.5 million from an equity offering of the Company's common stock (see Note 8 - Equity). During the three months ended September 30, 2023, the Company met the amended trailing-twelve month revenue milestone associated with the Tranche B Loan.

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of September 30, 2023, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

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

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of September 30, 2023
Remainder of 2023	$13
2024	50
2025	21
2026	6
2027	30,000
Total	$30,090

Note 7 – Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. The Company leases its headquarters and laboratory facilities in Boulder, Colorado, under a non-cancelable lease agreement for approximately 29,722 square feet that is set to expire in January 2024. The Company also leases laboratory and office space in De Soto, Kansas, under a non-cancelable lease agreement for approximately 9,066 square feet that was set to expire in October 2023. In April 2023, the Company amended the agreement to extend the lease agreement through October 2026. The Company also holds various copier leases under non-cancelable lease agreements that expire in the next one to three years.

Centennial Valley Properties I, LLC Lease Agreement

On March 11, 2022, the Company entered into a Lease Agreement (the Lease) with Centennial Valley Properties I, LLC, a Colorado limited liability company (the Landlord) for office and laboratory space in Louisville, Colorado (the Leased Premises). The purpose of

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Under the Lease, the Company will lease approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Company's obligation to pay base rent shall be abated, commencing as of the Commencement Date and ending on and including the date that is 12 months after the Commencement Date (the Abated Rent Period). Further, the Company's obligation to pay base rent with respect to a portion of the area of the Lease Premises equal to 19,980 square feet shall be abated (the Partial Abated Rent), commencing as of the day after the end of the Abated Rent Period and ending on and including the date that is 24 months after the Commencement Date (the Partial Abated Rent Period). Pursuant to a work letter entered by the parties in connection with the Lease, the Landlord will contribute an aggregate of $18.8 million toward the cost of construction and improvements for the Leased Premises and the Company exercised its option for an additional tenant improvement allowance of $2.0 million (the Extra Allowance Amount). The Company will repay the Extra Allowance Amount actually funded by the Landlord in equal monthly payments with an interest rate of 6% per year over the Initial Term excluding any part of the Abated Rent Period or Partial Abated Rent Period, which shall start to accrue on the date that the Landlord first disburses the Extra Allowance Amount. The Company made an accounting policy election to reduce the right-of-use asset and lease liability at lease commencement because the Lease specifies a maximum level of reimbursement for tenant improvements which are probable of being incurred and within the Company's control. Due to the tenant improvement allowances at the accounting lease commencement date and rent abatement periods described above, the Company expects the lease liability to accrete to approximately $25.5 million by November 2024 after receiving $20.8 million in lessor reimbursements. As of September 30, 2023, the Company has utilized the total $20.8 million ($5.5 million and $18.3 million during the three and nine months ended September 30, 2023, respectively) in tenant improvement allowances for capital expenditures for leasehold improvements related to the Leased Premises and have been reimbursed from the Landlord.

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the condensed balance sheet as of September 30, 2023.

Operating lease expense for all operating leases was $1.1 million and $3.3 million for the three and nine months ended September 30, 2023, respectively, compared to $0.9 million and $1.7 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the weighted-average remaining lease term and discount rate associated with our operating leases were 10.7 years and 11.4%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of September 30, 2023
Remainder of 2023	$1,073
2024	2,406
2025	4,032
2026	4,144
2027	4,063
2028 and thereafter	32,263
Total future minimum lease payments	47,981
Less amount representing interest	(22,232)
Total lease liabilities	$25,749

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 8 – Equity

Equity Financing Programs

The Company maintains two facilities that enable equity financing on an ongoing basis at the Company’s sole discretion, our at-the-market (ATM) offering and our common stock purchase agreement with Lincoln Park Capital Fund, LLC (Lincoln Park). In November 2021, the Company entered into a sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million (the ATM Shares), subject to terms and conditions. The ATM Shares will be offered and sold by the Company pursuant to its previously filed and currently effective registration statement on Form S-3, and sales of the common stock, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock.

On March 7, 2022 (the LPC Effective Date), the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC (the Purchase Agreement), pursuant to which Lincoln Park has committed to purchase up to $50.0 million of the Company's common stock (the LPC Facility). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the LPC Effective Date. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000 shares, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.5 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the Purchase Agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases.

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

Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds, if any, under the Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park. The Company intends to use any net proceeds from the sale of its common stock to Lincoln Park to advance its growth strategy and for general corporate purposes. On the LPC Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee (the Initial Commitment Shares) for which the Company did not receive consideration and, upon the available amount being reduced to an amount equal to or less than $20.0 million, the Company will be required to issue 61,425 shares (the Additional Commitment Shares and together with the Initial Commitment Shares, collectively, the Commitment Shares). The Initial Commitment Shares issued were valued at $600,000 and, together with due diligence expenses and legal fees of $129,000, reflect deferred offering costs of $729,000, which are included on the condensed balance sheet in 'Other long-term assets'. The deferred offering costs will be charged against 'Additional paid-in capital' upon future proceeds from the sale of common stock under the Purchase Agreement. During the three and nine months ended September 30, 2023 there were no deferred offering costs charged against 'Additional paid-in capital'. During the three and nine months ended September 30, 2022, $33,000 and $51,000 of deferred offering costs were charged against 'Additional paid-in capital', respectively. As of September 30, 2023, $654,000 of deferred offering costs remain.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

pay any additional amounts to reimburse or otherwise compensate Lincoln Park in connection with the transaction, other than the issuance of the Commitment Shares.

As of September 30, 2023, the Company had remaining available capacity for share issuances of approximately $29.5 million under the ATM facility and up to $46.9 million under the LPC facility, each subject to the restrictions and limitations of the underlying facilities, as well as volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding.

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

Pursuant to the Subscription Agreements, the Investors purchased shares at a purchase price (determined in accordance with Nasdaq rules relating to the “Minimum Value” of the Company’s common stock) of $1.62 per share, which is equal to the closing price of the Company's common stock on August 3, 2023, for an aggregate purchase price of approximately $27.5 million. The Subscription Agreements include customary representations, warranties and covenants by the parties to the agreement. During the three months ended September 30, 2023, the Company received $15.3 million in proceeds and issued 9,454,927 shares of common stock pursuant to the Subscription Agreements. On September 27, 2023, the Company entered into an amendment to delay final closing on one subscription agreement. The remaining $12.2 million in proceeds will be received and 7,520,371 shares of common stock will be issued during the three months ended December 31, 2023.

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of September 30, 2023.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), the Company issued the Perceptive Warrant to purchase up to 5,000,000 shares of the Company's common stock, including the Initial Warrants. In addition to the Initial Warrants, the Additional Warrants will each become exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche B and C Loans, respectively. The Company accounts for the Additional Warrants as liabilities as the Additional Warrants do not meet the criteria for equity treatment (see Note 4 - Fair Value). The per share exercise price for the Initial Warrants is equal to $1.0648, which is equal to the lower of (A) the 10-day VWAP of the Company’s common stock on the business day immediately prior to the Closing Date of the Tranche A Loan or (B) the public offering price per share of common stock of $1.15. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of September 30, 2023.

On May 10, 2023, as consideration for the First Amendment (see Note 6 - Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants) at a per share exercise price equal to $1.6254, which is equal to the 10-day VWAP of the Company’s common stock ending on the business day immediately prior to the First Amendment Effective Date. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of September 30, 2023.

Note 9 – Revenue and Accounts Receivable Credit Concentration

We derive our revenue from two primary sources: (i) providing diagnostic testing in the clinical setting (Diagnostic tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, clinical trial testing, development and testing services provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Services and other).

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Diagnostic test revenues consist of blood-based lung tests and, prior to May 11, 2023, COVID-19 tests, which are recognized in the amount expected to be received in exchange for diagnostic tests when the diagnostic tests are delivered. The Company conducts diagnostic tests and delivers the completed test results to the prescribing physician or patient, as applicable. The fees for diagnostic tests are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. The Company determines the transaction price related to its diagnostic test contracts by considering the nature of the payer, test type, and historical price concessions granted to groups of customers. For diagnostic test revenue, the Company estimates the transaction price, which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience, using a portfolio approach. The Company recognizes revenues for diagnostic tests upon delivery of the tests to the physicians requesting the tests or patient, as applicable.

Services revenue consists of on-market tests, pipeline tests, custom diagnostic testing, and other scientific services for a purpose as defined by any individual customer, which is often with biopharmaceutical companies. The performance obligations and related revenue for these sales is defined by a written agreement between the Company and the customer. These services are generally completed upon the delivery of testing results, or other contractually defined milestone(s), to the customer. Revenue for these services is recognized upon delivery of the completed test results, or upon completion of the contractual milestone(s). In addition, other revenue includes amounts derived from licensing our digital sequencing technologies to our international laboratory partners. We are compensated through royalty-based payments for the licensed technology, and depending on the nature of the technology licensing arrangements and considering factors including but not limited to enforceable right to payment and payment terms, and if an asset with alternative use is created, these revenues are recognized in the period when royalty-bearing sales occur.

Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Diagnostic tests	$12,301	$10,443	$32,395	$26,282
Services and other	1,190	664	2,024	2,323
Total revenue	$13,491	$11,107	$34,419	$28,605

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed statements of operations. Of the $1.0 million in ‘Deferred revenue’ recorded in the condensed balance sheet as of December 31, 2022, $0.9 million was recognized in revenues during the nine months ended September 30, 2023 and $0.6 million was added to ‘Deferred revenue’ for up-front cash payments received for which the revenue recognition criteria have not been met. The ‘Deferred revenue’ of $0.7 million recorded in the condensed balance sheet as of September 30, 2023 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of September 30, 2023 and December 31, 2022, the Company had $0.4 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the condensed balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United Healthcare	10%	—	10%	—
The State of Colorado	—	11%	—	14%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 41% and 45% of the Company’s total revenue for the three and nine months ended September 30, 2023, respectively, compared to 37% and 35% for the three and nine months ended September 30, 2022, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	September 30, 2023	December 31, 2022
Medicare	28%	23%
AstraZeneca UK	—	18%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of September 30, 2023, 772,663 shares of common stock remained available for future issuance under the 2020 Plan.

Stock Option Exchange Program

On June 23, 2023, the Company commenced a voluntary offer to exchange certain eligible options held by eligible employees of the Company for new options (the Exchange Offer). The Exchange Offer expired on July 24, 2023. Pursuant to the Exchange Offer, 83 eligible holders elected to exchange, and the Company accepted for cancellation, eligible options to purchase an aggregate of 757,595 shares of the Company’s common stock, representing approximately 99% of the total shares of common stock underlying the eligible options. On July 24, 2023, immediately following the expiration of the Exchange Offer, the Company granted new options to purchase 156,868 shares of common stock, pursuant to the terms of the Exchange Offer and the Company’s 2020 Equity Incentive Plan. The exercise price of the new options granted pursuant to the Exchange Offer was $1.20 per share, which was the closing price of the common stock on the Nasdaq Global Market on the grant date of the new options. Each new option granted in exchange for the vested shares underlying an eligible option will fully vest on the first day of the month following the first anniversary of the month in which the Exchange Offer is completed. Each new option granted in exchange for the unvested shares underlying an eligible option will vest under an extended vesting schedule, with vesting commencing on the first day of the month following the first anniversary of the month in which the Exchange Offer is completed, and occurring in a series of equal monthly installments over the number of months that were remaining in the surrendered eligible option’s vesting schedule immediately prior to the Exchange Offer. Each new option has a maximum term of ten years.

The exchange of stock options was treated as a modification for accounting purposes. The incremental expense was immaterial for the new options and was calculated using the Black-Scholes option pricing model. The incremental expense and the unamortized expense remaining on the exchanged options as of the modification date will be recognized over the new vesting schedule.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s condensed statements of operations was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct costs and expenses	$17	$20	$41	$48
Research and development	68	30	249	310
Sales, marketing, general and administrative	869	1,120	4,002	3,526
Total	$954	$1,170	$4,292	$3,884

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $6.6 million as of September 30, 2023 and is expected to be amortized to expense over the next 2.7 years.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Stock Options

Stock option activity during the nine months ended September 30, 2023, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2023	2,541	$8.40	7.4	$1,489
Granted	427	1.85	—	—
Forfeited/canceled	(313)	8.88	—	—
Exercised	(122)	0.74	—	—
Cancelled under the Option Exchange	(589)	20.43	—	—
Granted under the Option Exchange	123	1.20	—	—
Outstanding ‑ September 30, 2023	2,067	$3.57	7.2	$772
Exercisable ‑ September 30, 2023	1,256	$4.36	6.1	$600

Restricted Stock Unit Activity

Restricted stock unit activity during the nine months ended September 30, 2023 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2023	1,211	$2.36
Granted	2,474	1.92
Forfeited/canceled	(228)	2.57
Released	(688)	2.44
Outstanding ‑ September 30, 2023	2,769	$1.93

Bonus-to-Options Program

As part of the Bonus-to-Options Program (Bonus Option Program), the Company recorded the following activity during the nine months ended September 30, 2023 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2023	526	$10.69	7.6	$2
Granted	876	2.00	—	—
Forfeited/canceled	(72)	8.88	—	—
Exercised	—	—	—	—
Cancelled under the Option Exchange	(169)	20.67	—	—
Granted under the Option Exchange	34	1.20	—	—
Outstanding ‑ September 30, 2023	1,195	$2.75	8.7	$15
Exercisable ‑ September 30, 2023	1,161	$2.76	8.6	$—

The Company recorded an insignificant amount and $0.2 million for the three and nine months ended September 30, 2023, respectively, compared to an insignificant amount and $0.7 million for the three and nine months ended September 30, 2022, respectively, related to the estimate of the Bonus Option Program. Options granted, if any, pertaining to the performance of the Bonus Option Program are typically approved and granted in first quarter of the year following completion of the fiscal year.

Employee Stock Purchase Plan

The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the nine months ended September 30, 2023, 437,135 shares were issued under the ESPP leaving 309,012 shares reserved for future issuance.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Basic and diluted loss per share for the three and nine months ended September 30, 2023 and 2022 were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss attributable to common stockholders	$(10,949)	$(13,699)	$(43,007)	$(45,109)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	79,709	40,448	78,672	36,953
Net loss per share, basic and diluted	$(0.14)	$(0.34)	$(0.55)	$(1.22)

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	3,262	3,280	3,262	3,280
Shares committed under ESPP	17	33	17	33
Warrants	5,603	103	5,603	103
Restricted stock units	2,769	1,335	2,769	1,335
Total	11,651	4,751	11,651	4,751

Note 12 – Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three and nine months ended September 30, 2023 and 2022.

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a potential registrational Phase 3 clinical trial for ficlatuzumab in the first half of 2023. The Company had $0.1 million in remaining obligations related to the AVEO agreement as of September 30, 2023. Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. There were no royalties received or expenses related to this agreement for the three and nine months ended September 30, 2023 and 2022.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

License Agreement

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. As further consideration for the non-exclusive license, the Company agreed to pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. On May 24, 2021, the Company entered into the First Amendment to the Non-Exclusive License Agreement with Bio-Rad which amended the Bio-Rad License such that, effective May 1, 2021, the Company no longer paid a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. The Bio-Rad License expires in August 2024. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement. There were no expenses related to this agreement for the three and nine months ended September 30, 2023 and 2022.

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License was $0.1 million for the three and nine months ended September 30, 2023, respectively, compared to an insignificant amount and $0.1 million for the three and nine months ended September 30, 2022.

As part of the acquisition of the assets of Oncimmune USA, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to an acquired diagnostic test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Royalty expenses were $0.2 million and $0.6 million for both the three and nine months ended September 30, 2023 and 2022, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (Form 10-K) and the Condensed Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 6, 2023.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of September 30, 2023 and 2022 and for the three and nine months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three and nine months ended September 30, 2023 and 2022 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a leading diagnostic solutions company leveraging state of the art technologies with our proprietary AI platform to discover, develop, and commercialize solutions for clinical unmet needs, with a primary focus in lung disease. By combining a multi-omic approach with a holistic view of the patient’s disease state, we believe our solutions provide physicians with greater insights to help personalize their patient’s care and meaningfully improve disease detection, evaluation, and treatment. Our unique approach to precision medicine provides timely and actionable clinical information, which we believe helps improve overall patient outcomes and lowers the overall healthcare cost by reducing the use of ineffective and unnecessary treatments and procedures. In addition to our diagnostic tests, we provide biopharmaceutical companies with services that include diagnostic research, clinical trial testing, and the discovery, development, and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies.

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

We have commercialized five diagnostic tests for our lung diagnostic business, each of which have Medicare coverage, which are currently available for use by physicians. Our Nodify XL2 and Nodify CDT tests, marketed as part of the Nodify Lung Nodule Risk Assessment testing strategy, assess the risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify Lung Risk Assessment testing strategy has resulted in a change in the calculated risk of malignancy in 80-85% of the cases. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. Our GeneStrat ddPCR, GeneStrat NGS, and VeriStrat tests, marketed as the IQLung testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat targeted tumor profiling test and the VeriStrat immune profiling test now have a turnaround time of two business days, down from the previous three business day turnaround time, providing physicians with timely results to facilitate treatment decisions. The GeneStrat NGS test is our blood-based NGS test with results in three business days, which was launched in November 2021 to a select group of physicians, with national launch in January 2022. The 52-gene panel includes guideline recommended mutations to help physicians treating advanced-stage lung cancer patients identify all four major mutation classes and genes, such as EGFR, ALK, KRAS, MET, NTRK, ERBB2, and others, and delivers them in an expedited timeframe so patient treatment can begin sooner.

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

We have funded our operations to date principally from net proceeds from the issuances of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness. We had cash and cash equivalents of $19.8 million and $43.1 million as of September 30, 2023 and December 31, 2022, respectively.

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

Third Quarter 2023 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended September 30, 2023 as compared to the same period in 2022 unless otherwise noted:

•
Total revenue of $13.5 million, an increase of 21% including COVID testing revenue in third quarter 2022, driven primarily by strong year-over-year growth in lung diagnostics, and a 37% year-over-year increase excluding COVID testing revenues from the prior year comparison;
o
Lung diagnostic revenue of $12.3 million reflected a year-over-year increase of 34% driven primarily by the continued adoption of Nodify Lung nodule risk assessment tests, and approximately 60% when excluding one-time cash revenue from tests performed in prior periods primarily from Medicare coverage of the Nodify CDT test;
o
Services and other revenue of $1.2 million increased 79% year-over-year, a result of the ongoing recovery in testing volumes from clinical studies, services and new agreements;
o
COVID-19 testing revenue decreased by 100% year-over-year, as the Company no longer provides COVID-19 diagnostic testing services;
•
Third quarter 2023 gross profit of $10.3 million, or 76% gross margin compared to 67% gross margin in the comparable prior year period, primarily driven by growth in Lung diagnostic testing and optimization of testing workflows that resulted in improvements in costs per test, the ongoing recovery of our Services business, and the commercial discontinuation of our lower-margin COVID-19 diagnostic testing;
•
Operating expenses (excluding direct costs and expenses) of $17.4 million, a decrease of approximately $0.7 million, or 4% as compared to the third quarter 2022 (includes non-cash stock compensation expense of $1.0 million as compared to $1.2 million). This decrease is primarily attributable to a decrease in research and development costs, partially offset by increased sales and marketing costs to support lung diagnostic sales growth to enhance product awareness and drive adoption;
•
Net loss of $10.9 million, a decrease of approximately $2.8 million, or 20%;
•
Cash and cash equivalents of $19.8 million as of September 30, 2023, an increase of $2.4 million from June 30, 2023;
o
The Company plans to draw down an additional $10 million from the second tranche of its $50 million term loan facility with Perceptive Advisors in the fourth quarter of 2023;
o
Cash balance includes $15.3 million of the $27.5 million private placement announced in August. The remaining $12.2 million will be received in the fourth quarter of 2023.

Components of Operating Results

Revenues

We derive our revenue from two primary sources: (i) providing diagnostic testing in the clinical setting (Diagnostic Tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, clinical trial testing, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Services and other).

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

Services and other

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

In addition, other revenue includes amounts derived from licensing our digital sequencing technologies to our international laboratory partners. We are compensated through royalty-based payments for the licensed technology, and depending on the nature of the technology licensing arrangements, and considering factors including, but not limited to: enforceable right to payment and payment terms, and if an asset with alternative use is created, these revenues are recognized in the period when royalty-bearing sales occur.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the three and nine months ended September 30, 2023, interest expense consists of cash and non-cash interest from the Perceptive Term Loan Facility and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. For the three and nine months ended September 30, 2022, interest expense primarily consists of cash and non-cash interest from Promissory Note One and the 2021 Term Loan (both as defined below) as well as changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the contingency in the second quarter 2021. Interest income, which is included in ‘Other income, net’ in the condensed statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenues	$13,491	$11,107	$2,384	21%	$34,419	$28,605	$5,814	20%
Operating expenses
Direct costs and expenses	3,229	3,633	(404)	(11)%	9,636	10,848	(1,212)	(11)%
Research and development	1,938	2,970	(1,032)	(35)%	8,099	9,537	(1,438)	(15)%
Sales, marketing, general and administrative	15,496	15,114	382	3%	51,136	44,836	6,300	14%
Impairment loss on intangible assets	—	—	—	0%	20	81	(61)	(75)%
Total operating expenses	20,663	21,717	(1,054)	(5)%	68,891	65,302	3,589	5%
Loss from operations	(7,172)	(10,610)	3,438	32%	(34,472)	(36,697)	2,225	6%
Other (expense) income
Interest expense	(2,386)	(3,039)	(653)	(21)%	(7,207)	(5,522)	1,685	31%
Loss on extinguishment of liabilities, net	—	(52)	52	100%	—	(3,004)	3,004	100%
Change in fair value of warrant liability, net	(1,393)	—	(1,393)	(100)%	(1,332)	—	(1,332)	(100)%
Other income, net	2	2	—	0%	4	114	110	96%
Total other expense	(3,777)	(3,089)	688	22%	(8,535)	(8,412)	123	1%
Net loss	$(10,949)	$(13,699)	$2,750	20%	$(43,007)	$(45,109)	$2,102	5%

Share-based compensation (1)	$954	$1,170	$(216)	(18)%	$4,292	$3,884	$408	11%
(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenues
Lung Diagnostic	$12,301	$9,157	$3,144	34%	$32,382	$21,058	$11,324	54%
COVID-19	—	1,286	(1,286)	(100)%	13	5,224	(5,211)	(100)%
Diagnostic testing revenue	12,301	10,443	1,858	18%	32,395	26,282	6,113	23%
Services and other revenue	1,190	664	526	79%	2,024	2,323	(299)	(13)%
Total revenues	$13,491	$11,107	$2,384	21%	$34,419	$28,605	$5,814	20%

Total revenue increased $2.4 or 21%, and increased $5.8 million or 20% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.

Diagnostic test revenue increased $1.9 million or 18%, and increased $6.1 million or 23% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 due to an increase in our lung diagnostic testing revenue of $3.1 million and $11.3 million, respectively, driven by an increase in our Nodify XL2 and CDT diagnostic tests delivered. The Company’s lung diagnostic sales efforts continued to gain momentum during the three and nine months ended September 30, 2023 as the number of tests delivered reached the highest in Company history for three consecutive quarters. Partially offsetting this increase was a $1.3 million and $5.2 million reduction in COVID-19 testing revenue for the three and nine months ended September 30, 2023, respectively, resulting from the expiration of significant COVID-19 testing contracts and the recession of the COVID-19 pandemic. Additionally, on January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expiration of the Public Health Emergency declaration under Section 319, the Company no longer provides COVID-19 diagnostic testing services commercially.

Services and other revenue increased $0.5 million or 79%, and decreased $0.3 million or 13% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in revenue for the three months ended September 30, 2023 was primarily due to recovery in testing volumes from clinical studies and services. The decrease in revenue for the nine months ended September 30, 2023 was due to lower testing volumes driven by delayed enrollment in clinical trials and the completion of a material contract in 2022. In addition, service revenue can fluctuate due to several factors including contract timing, which can be long under normal circumstances, and currently reflects the slower pace of overall prospective clinical trial enrollment recovering from disruptions put forth by COVID-19.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue decreased $0.4 million or 11%, and decreased $1.2 million or 11% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in costs for the three and nine months ended September 30, 2023 was driven primarily by the overall decline in COVID-19 testing revenue, partially offset by an increase in direct costs and expenses associated with increased lung diagnostic and services testing volume.

Research and development

Research and development expenses decreased $1.0 million or 35%, and decreased $1.4 million or 15% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in costs for both the three and nine months ended September 30, 2023 was due primarily to a decrease in internal expenses associated with compensation and benefit costs and other external costs associated with contracted services and laboratory costs.

The following table summarizes our external and internal costs for the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
External expenses:
Clinical trials and associated costs	$393	$433	$(40)	(9)%	$1,609	$1,641	$(32)	(2)%
Other external costs	563	846	(283)	(33)%	2,230	2,685	(455)	(17)%
Total external costs	956	1,279	(323)	(25)%	3,839	4,326	(487)	(11)%
Internal expenses	982	1,691	(709)	(42)%	4,260	5,211	(951)	(18)%
Total research and development expenses	$1,938	$2,970	$(1,032)	(35)%	$8,099	$9,537	$(1,438)	(15)%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $0.4 million or 3%, and increased $6.3 million or 14% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase for the three and nine months ended September 30, 2023 was driven primarily by increases in employee compensation and benefits associated with an increase in sales team headcount and variable compensation as well as increases in non-employee costs associated with increased spending on various sales meetings, training, and campaigns during 2023 as compared to 2022. During the nine months ended September 30, 2022 the Company’s sales efforts continued to be impacted by the COVID-19 pandemic due to surges associated with multiple variants, restricting and delaying the Company's ability to execute our lung diagnostic sales strategy, resulting in lower sales and marketing costs in the first half of 2022.

Non-operating Expenses

Interest expense

Interest expense decreased $0.7 million or 21%, and increased $1.7 million or 31% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The interest expense for the three months ended September 30, 2023 is primarily related to the Perceptive Term Loan Facility of $1.4 million and interest associated with the contingent consideration of $1.0 million. The interest expense for the three months ended September 30, 2022, is associated with the contingent consideration of $1.3 million as well as the 2021 Term Loan with Silicon Valley Bank of $0.9 million and securities purchase agreement with Streeterville Capital, LLC of $0.8 million, both of which were refinanced by the Perceptive Term Loan Facility.

The interest expense for the nine months ended September 30, 2023 is primarily related to interest associated with the Perceptive Term Loan Facility of $3.9 million and interest associated with the contingent consideration of $3.1 million. The interest expense for the nine months ended September 30, 2022 is primarily related to interest associated with is associated with the contingent consideration of $2.3 million as well as the 2021 Term Loan with Silicon Valley Bank of $1.8 million and securities purchase agreement with Streeterville Capital, LLC of $1.4 million in 2022.

Loss on extinguishment of liabilities, net

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA in which all parties agreed to restructure the milestone payments. During the three months ended June 30, 2022, the Company evaluated Amendment No. 3 to the Indi APA in accordance with applicable accounting standards under U.S. GAAP which resulted in the extinguishment of the original instrument due to the substantially different terms. As a result, during the nine months ended September 30, 2022, we recorded a loss on the extinguishment of $3.0 million.

Change in fair value of warrant liability, net

On November 21, 2022, as consideration for the Perceptive Term Loan, the Company issued the Perceptive Warrant, with warrants exercisable into 3,000,000 shares of the Company’s common stock issued on the funding date of the Tranche A Loan which are equity classified (the Initial Warrants). In addition to the Initial Warrants and to the extent the Company has the ability to exercise its right to borrow the remaining availability under the Perceptive Term Loan, additional warrants will become exercisable into 1,000,000 shares of common stock concurrently with the borrowing of the Tranche B Loan, and additional warrants will become exercisable into 1,000,000 shares of common stock concurrently with the borrowing of the Tranche C Loan (together, the Additional Warrants). The Company accounts for the Additional Warrants as liabilities as the Additional Warrants do not meet the criteria for equity classification. During the three and nine months ended September 30, 2023, the Company recorded a $1.4 million and $1.3 million net loss, respectively, as a change in fair value through the condensed statement of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on Tranche B and C loans.

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

On March 7, 2022 (the LPC Effective Date), we entered into a purchase agreement with Lincoln Park (the Purchase Agreement), pursuant to which Lincoln Park has committed to purchase up to $50.0 million of our common stock (the LPC Facility). Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of our common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on the LPC Effective Date. As consideration for Lincoln Park's irrevocable commitment to purchase our common stock upon the terms of and subject to satisfaction of the conditions set forth in the purchase agreement, on the LPC Effective Date, we issued 184,275 shares of common stock to Lincoln Park as a commitment fee valued at $600,000 for which no consideration was received.

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

On August 3, 2023, the Company entered into subscription agreements (the Subscription Agreements) with all of the members of our Board of Directors, all Section 16 officers, and additional members of the Biodesix leadership team for the issuance and sale by the Company of an aggregate of 16,975,298 of the Company’s common stock for an aggregate purchase price of approximately $27.5 million. During the three months ended September 30, 2023, the Company received $15.3 million in proceeds and issued 9,454,927 shares of common stock. On September 27, 2023, the Company entered into an amendment to delay final closing on one subscription agreement. The remaining $12.2 million in proceeds will be received and 7,520,371 shares of common stock will be issued during the three months ended December 31, 2023.

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

Pursuant to the original terms of the Credit Agreement and Guaranty entered into on November 21, 2022, the Perceptive Term Loan Facility includes an additional Tranche B Loan, in an aggregate amount of up to $10.0 million, which is accessible by the Company so long as the Company satisfies certain customary conditions precedent, including revenue milestones. Under the terms of the Second Amendment, the conditions precedent for drawing on the Tranche B Loan were amended to (i) reduce the trailing-twelve month revenue milestone and (ii) add the receipt of aggregate cash proceeds of at least $27.5 million from an equity offering of the Company's common stock. During the three months ended September 30, 2023, the Company met the amended trailing-twelve month revenue milestone associated with the Tranche B Loan.

As of September 30, 2023, the Company had remaining available capacity for share issuances of approximately $29.5 million under the ATM facility and up to $46.9 million under the LPC Facility, each subject to the restrictions and limitations of the underlying facilities, as well as volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding.

As of September 30, 2023, we maintained cash and cash equivalents of $19.8 million and we have $30.0 million in outstanding aggregate principal amount on our Perceptive Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and, prior to May 11, 2023, COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services and licensing our technologies. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our loan agreement or to obtain waivers or amendments that impact the related covenants. As of September 30, 2023, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

Based on our current operating plan, unless we continue to raise additional capital (debt or equity) and meet certain agreed upon revenue covenants, or obtain waivers from complying with such financial covenants, we expect that we will be unable to maintain our financial covenants under our existing loan agreement during the next twelve months, which could result in an Event of Default, as defined in the Perceptive Term Loan Facility, causing an acceleration of the outstanding balances. We have taken steps to improve our liquidity through raising debt and equity capital and have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our financial covenants.

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

We expect to continue to incur operating losses in the near term while we make investments to support our anticipated growth. Our current operating plan, which is in part determined based on our most recent historical actual results and trends, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern for a period beyond one year from when the September 30, 2023 financial statements are issued. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash flows (used in) provided by:
Operating activities	$(10,587)	$(33,024)
Investing activities	(20,061)	(1,547)
Financing activities	7,401	17,034
Net decrease in cash and cash equivalents and restricted cash	$(23,247)	$(17,537)

Our cash flows resulted in a net decrease in cash and cash equivalents and restricted cash of $23.2 million during the nine months ended September 30, 2023 as compared to the net decrease in cash of $17.5 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net cash used in operating activities totaled $10.6 million, a decrease of approximately $22.4 million compared to the same period in 2022 primarily due to the $18.3 million in tenant improvement allowances received for capital expenditures and leasehold improvements related to the CVP Lease which have been reimbursed from the CVP landlord (see cash used in investing activities below). Subsequent to the use of the tenant improvement allowance, the CVP Lease will result in a negative cash flow within operations due to normal rental payments. Additionally, the Company had favorable changes in working capital that contributed to the improvement in net cash used in operating activities compared to the same period in 2022. During the nine months ended September 30, 2022, our $5.0 million cash collateralized letter of credit under the operating lease agreement with CVP was released and the funds were subsequently transferred to the landlord as a refundable deposit to secure the performance of the Company’s obligations.

Net cash used in investing activities during the nine months ended September 30, 2023 totaled $20.1 million, an increase of $18.5 million compared to the same period in 2022. The increase in net cash used in investing activities was primarily due to increases in purchases of property and equipment and capital expenditures for leasehold improvements related to the CVP Lease. These leasehold improvements are tenant improvements and have been reimbursed from the Landlord, as described above in net cash used in operating activities.

Net cash provided by financing activities during the nine months ended September 30, 2023 totaled $7.4 million, a decrease of $9.6 million compared to the same period in 2022. The net cash provided by financing activities for the nine months ended September 30, 2023 primarily resulted from $15.3 million net proceeds from the issuance of common stock from the Subscription Agreements, partially offset by milestone payments to Indi of $7.6 million and payments of debt issuance costs of $0.8 million. The net cash provided by financing activities for the nine months ended September 30, 2022 primarily resulted from $18.0 million net proceeds from the issuance of common stock from the November 2022 follow-on equity offering and subscription agreements, $12.8 million net proceeds from the issuance of Promissory Note One, partially offset by the milestone payments to Indi of $8.7 million and partial repayment of the 2021 Term Loan of $5.0 million.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments, including finance lease obligations entered into during the nine months ended September 30, 2023 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$48,265	$4,426	$8,755	$35,084	$—
Contingent consideration	26,887	20,812	6,075	—	—
Operating lease obligations	47,980	2,706	7,948	8,170	29,156
Finance lease obligations	858	356	502	—	—
Total	$123,990	$28,300	$23,280	$43,254	$29,156

(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect on September 30, 2023.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

As of September 30, 2023, we have not entered into any off-balance sheet arrangements.

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

Revenue Recognition

We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for our goods or services. To determine revenue recognition for our arrangements with our customers, we perform a five-step process, which includes: (i) identifying the contract(s) with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when (or as) we satisfy our performance obligations. The Company generates revenues from (i) diagnostic tests and (ii) assay development, testing services, and licensing our technologies (Services and other revenue).

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

In addition, other revenue includes amounts derived from licensing our digital sequencing technologies to our international laboratory partners. We are compensated through royalty-based payments for the licensed technology, and depending on the nature of the technology licensing arrangements and considering factors including but not limited to enforceable right to payment and payment terms, and if an asset with alternative use is created, these revenues are recognized in the period when royalty-bearing sales occur.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of September 30, 2023, we had $30.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of September 30, 2023, a hypothetical 100 basis point increase in interest rates would have an estimated $0.3 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

There were no changes to our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

FDA may end its general policy of enforcement discretion and regulate laboratory developed tests as medical devices.

On September 29, 2023, the Food and Drug Administration (FDA) announced a proposed rule to amend its regulations to explicitly regulate laboratory developed tests (LDTs) as in vitro diagnostic (IVD) tests in accordance with the agency’s regulatory authority over medical devices. If this rule is finalized, our tests that are currently offered as LDTs would become subject to statutory and regulatory provisions that are applicable to medical devices, including but not limited to, medical device reporting and correction and removal reporting requirements, quality systems regulations, registration and listing requirements, and premarket review requirements. Failure to comply with applicable requirements under the relevant timeframes could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial enforcement actions, which in turn may have an adverse impact on our business, financial condition, and results of operations. For more information regarding these risks, see Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed on March 6, 2023, under the heading “—Risks Related to our Governmental Regulation—Our current line of diagnostic tests is covered under CLIA and CMS, however, changes in the way that the FDA regulates tests performed by laboratories like ours could result in delay or additional expense in offering our tests and tests that we may develop in the future. In addition, our COVID testing program and select partnerships we may enter into may cause us to be subject to additional FDA requirements.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2023, the Company entered into subscription agreements (the Subscription Agreements) with all of the members of our Board of Directors, all Section 16 officers, and additional members of the Biodesix leadership team (together, the Investors) for the issuance and sale by the Company of an aggregate of 16,975,298 of the Company’s common stock (the Shares) in a private equity offering (the Private Placement). The Subscription Agreements did not include any registration rights.

Pursuant to the Subscription Agreements, the Investors purchased shares at a purchase price (determined in accordance with Nasdaq rules relating to the “Minimum Value” of the Company’s common stock) of $1.62 per share, which is equal to the closing price of the Company's common stock on August 3, 2023, for an aggregate purchase price of approximately $27.5 million. The Subscription Agreements include customary representations, warranties and covenants by the parties to the agreements. During the three months ended September 30, 2023, the Company received $15.3 million in proceeds and issued 9,454,927 shares of common stock. On September 27, 2023, the Company entered into an amendment to delay final closing on one subscription agreement. The remaining $12.2 million in proceeds will be received and 7,520,371 shares of common stock will be issued during the three months ended December 31, 2023. The Company intends to use the proceeds for the commercial expansion of sales, research and development, and for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended September 30, 2023.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: November 7, 2023	By:	/s/ CHRISTOPHER C. VAZQUEZ
Christopher C. Vazquez
Chief Accounting Officer
(Principal Accounting Officer)