Form 10-K
period 2023-12-31
BIODESIX INC
filed 2024-03-01
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39659

Biodesix, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-3986492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
919 West Dillon Rd., Louisville, CO	80027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 417-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BDSX	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of common stock held by non-affiliates of the Registrant was $36.6 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2024 was 96,942,061.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders are to be incorporated by reference into Part III, as specifically set forth in Part III.

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
•
third-party suppliers, including courier services and single source suppliers; making us vulnerable to supply problems and price fluctuations;
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
•
performance issues, service interruptions or price increases by our shipping carriers;
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
•
inaccurate estimates or judgments relating to our critical accounting policies, which could cause our operating results to fall below the expectations of securities analysts and investors; and
•
other risks, uncertainties and factors, including those set forth under Item 1A. "Risk Factors".

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

Business Overview

Biodesix, Inc. (“Biodesix”, “we,” “us,” “our” or the “Company”) is a leading diagnostic solutions company with a focus in lung disease. By combining a multi-omic approach with a holistic view of the patient’s disease state, we believe our testing solutions provide physicians with greater insights to help personalize their patients’ care and meaningfully improve disease detection, evaluation, and treatment. Our unique approach to precision medicine provides timely and actionable clinical information, which we believe helps improve overall patient outcomes and lowers the overall healthcare cost by reducing the use of ineffective and unnecessary treatments and procedures. In addition to our diagnostic tests, we provide biopharmaceutical companies with services that include diagnostic research, clinical trial testing, and the discovery, development, and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies.

Our core belief is that no single technology will answer all clinical questions that we encounter. Therefore, we employ multiple technologies, including genomics, transcriptomics, proteomics, radiomics, and artificial intelligence (AI) enabled informatics, to discover innovative diagnostic tests for potential clinical use. Our multi-omic approach is designed to enable us to discover diagnostic tests that answer critical clinical questions faced by physicians, researchers, and biopharmaceutical companies.

We operate in a single segment and derive our revenue from two sources: (i) providing diagnostic testing services associated with (a) blood-based lung tests and (b) prior to May 11, 2023, Coronavirus Disease 2019 (COVID-19) tests (Diagnostic Tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Biopharma Services and other). During fiscal years 2023 and 2022, we derived 92% and 90%, respectively, of our total revenues from our diagnostic testing business.

We are dedicated to continuously publishing and presenting new data on the clinical validation and utility of our diagnostic tests. Since our inception, we have performed over 600,000 tests and continue to generate a large and growing body of clinical evidence. We have participated in 27 clinical studies, three of which are ongoing, and have published over 300 clinical and scientific peer-reviewed publications, presentations, and abstracts. We have curated a biobank encompassing thousands of biological specimens with associated clinical data, including tumor genomic profiles and immune profiles, which are used for both internal and external research and development initiatives.

We have commercialized five diagnostic tests which are currently on market and we perform more than 30 assays for clinical and research use as part of our laboratory services that have been used by over 65 biopharmaceutical customers and academic partners.

Blood-Based Lung Tests

We have five diagnostic blood-based tests across the lung cancer continuum of care, which generated $45.1 million and $29.3 million in revenue for fiscal year 2023 and 2022, respectively, an annual growth rate of 54%.

Diagnosis

•
Nodify CDT® and XL2® tests, together marketed as our Nodify Lung® Nodule Risk Assessment testing, assess a suspicious lung nodule's risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify CDT and XL2 tests have an established average turnaround time of one and five business days, respectively, from receipt of the blood sample, providing physicians with timely results to guide diagnostic planning. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules.

Treatment & Monitoring

•
GeneStrat® ddPCR, GeneStrat NGS® and VeriStrat® tests, marketed as part of our IQLung™ testing strategy, are used following diagnosis of lung cancer to detect the presence of mutations in the tumor and the state of the patient’s immune system to help guide treatment decisions. The GeneStrat ddPCR tumor genomic profiling test and the VeriStrat immune profiling test have an established average turnaround time of two business days from receipt of the blood sample, and the GeneStrat NGS test has an established average turnaround time of three business days from receipt of the blood sample, providing physicians with timely results to facilitate rapid treatment decisions. The GeneStrat ddPCR test evaluates the presence of actionable mutations in lung cancer. The test is covered independent of stage and can be used multiple times per patient to monitor changes in mutation status. The GeneStrat NGS test is a broad 52 gene panel, including guideline recommended mutations that help identify advanced stage patients eligible for targeted therapy or clinical trial enrollment. The VeriStrat test is a blood-based proteomic test that provides a personalized view of each patient’s immune response to their lung cancer.

COVID-19 Pandemic

In response to the COVID-19 pandemic, through our partnership with Bio-Rad, we commercialized the Biodesix WorkSafe testing program. We generated $0.1 million and $5.2 million in revenue from COVID-19 testing during fiscal year 2023 and 2022, respectively. These tests under the Biodesix WorkSafe testing program were utilized by healthcare providers, including hospitals and nursing homes, and were also offered to businesses and educational systems. We announced multiple partnerships for COVID-19 testing and maintained an agreement with the State of Colorado to be one of the diagnostic companies to support widespread COVID-19 testing for the State, which expired on August 31, 2022.

Our scientific diagnostic expertise, technologies, and existing commercial infrastructure enabled us to rapidly commercialize two United States Food and Drug Administration (FDA) Emergency Use Authorization (EUA)-authorized tests, a part of our customizable WorkSafe program. Both diagnostic tests are owned and were developed by Bio-Rad and Bio-Rad granted us permission to utilize both tests for commercial diagnostic services. The Bio-Rad SARS-CoV-2 ddPCR test was FDA EUA authorized on May 1, 2020, authorizing performance of the test in laboratories certified under CLIA to perform high complexity tests. The second test is the Platelia SARS-CoV-2 Total Ab test, which is an antibody test intended for detecting a B-cell immune response to SARS-CoV-2. The Platelia SARS-CoV-2 Total Ab test was FDA EUA authorized on April 29, 2020. Beginning in second quarter 2021, we began partnering with GenScript Biotech Corporation to commercialize the blood-based cPass SARS-CoV-2 Neutralizing Antibody testing as a service. The test was the first surrogate neutralizing antibody test with FDA EUA and uses ELISA (as defined below) technology to qualitatively detect circulating neutralizing antibodies to the receptor binding domain (RBD) in the spike protein of SARS-CoV-2.

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

The COVID-19 pandemic disrupted, and in the future may continue to disrupt, our lung diagnostic testing operations. To protect the health and well-being of our workforce, partners, vendors and customers, we provide voluntary COVID-19 testing for employees working on-site, implemented social distance and building entry policies at work, restricted travel and facility visits, and followed the States of Colorado and Kansas’ public health orders and the guidance from the Centers for Disease Control and Prevention (CDC). Employees who can perform their duties remotely have the option to work from home. Our sales, marketing and business development efforts may be constrained by our operational response to future COVID-19 variant outbreaks. We will continue to adjust our operational norms, as needed, including complying with government directives and guidelines as they are modified and supplemented.

See “Risk Factors” for a description of how the COVID-19 pandemic may adversely affect our business, financial condition and results of operations.

Full Year Results for 2023

For the year ended December 31, 2023, compared to the prior year:

•
Total Revenue was $49.1 million, an increase of 28% primarily driven by:
o
Lung Diagnostic Revenue of $45.1 million, an increase of 54%;
o
Biopharma Services and other revenue of $3.9 million, an increase of 6%;
o
COVID-19 Revenue of $0.1 million, a decrease of 99%;
•
Gross Margin was $36.1 million, resulting in a 73% overall gross margin percentage as compared to 63% in the prior year;
•
Operating Expenses, excluding Direct costs and expenses, were $77.4 million, an increase of 4% and including non-cash share-based compensation expense of $5.4 million as compared to $6.0 million in the prior year;
•
Net Loss was $52.1 million and decreased 20%, due primarily to an overall decrease in total operating expenses and other expenses of $9.2 million and $4.1 million, respectively;
•
Basic and Diluted Net Loss Per Common Share was $0.64;

•
Net Cash Used by Operating Activities was $22.9 million, compared to $45.0 million used in the prior year; and
•
Cash and Cash Equivalents was $26.3 million as of December 31, 2023.

Our Market Opportunity

Diagnostic Testing Market Size and Opportunity

Despite significant advances over the last decade, lung cancer is still the deadliest type of cancer in both men and women in the United States. While diagnostic testing has become routinely used at certain points in the lung cancer continuum of care (diagnosis, treatment and monitoring), we believe there is substantial need for novel, advanced testing to improve on the current standard of care. We estimate that in the United States, the lung cancer continuum of care represents over 10 million annual testing opportunities and is over a $27 billion market annually for testing alone.

Over the last two decades, the use of biomarker testing in clinical trials has increased, with 15% of oncology trials involving the use of biomarker testing in 2000, compared to 55% in 2018. We believe the field of biomarker discovery and companion diagnostic development for biopharmaceutical therapeutics is set to continue growing as biopharmaceutical companies seek to de-risk their research and development pipelines and increase chances of drug development success. We estimate that biopharmaceutical partnering and research opportunities represent over a $2 billion market annually.

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

•
Diagnosis: We estimate approximately 1.6 million new incidental lung nodules and potentially 4 million lung nodules from the adoption of screening could be identified annually in the United States. Following initial discovery of a nodule, patients are typically evaluated by a pulmonologist for risk of lung cancer before an invasive procedure is carried out to obtain a tissue sample to confirm diagnosis. This risk assessment is based on clinical factors such as the patient’s smoking history and age, and radiological features such as the size and location of the nodule, obtained from a computed tomography (CT) scan. On initial assessment, we estimate that approximately 80% of patients are identified as low to moderate risk (5-65%) where guideline recommendations for their care plan are unclear, often resulting in either overtreatment of patients with benign nodules or undertreatment in patients with cancer. An estimated 17% of patients initially scheduled for watchful waiting, or follow-up CT scans in intervals up to a year, are later diagnosed with malignant nodules, potentially delaying their diagnosis. Conversely, we estimate that 62% of biopsies and 35% of surgeries performed on lung nodules find benign disease, representing a significant overtreatment that incurs both risk and cost to the patient and their providers. We therefore believe that there is a clear clinical need for blood-based diagnostic testing to help improve the initial risk assessment of pulmonary nodules, helping direct patients to the relevant treatment pathway, and ultimately improving patient outcomes and saving costs to the system.
•
Treatment Guidance – Early Stage: We estimate that there are over 700 thousand testing opportunities annually in the United States in early-stage lung cancer to assess a patient’s risk of recurrence following curative-intent surgery, and to detect potential target mutations for therapeutics. Depending on a patient’s risk of recurrence, they may also receive chemotherapy, radiotherapy or chemoradiation post-surgery. The assessment of risk of recurrence is primarily based on the stage of cancer at diagnosis, with stage I patients typically receiving no additional treatment beyond surgery. However, 20 to 40% of patients with stage I disease do still recur within five years following surgery, representing a sub-group of patients who may have benefited from more intensive treatment protocol. We believe there is a clear clinical need for blood-based diagnostic testing prior to surgery to identify stage I patients who may benefit from a more intensive treatment protocol and we also believe there is the need for identifying stage II and IIIA patients who may benefit from a less intensive treatment protocol. There have also been recent advances in the use of targeted therapies in early-stage lung disease. These therapies typically target specific genomic mutations or alterations found in some tumors. We believe there is therefore an emerging need for testing designed specifically for mutation detection in early-stage disease.
•
Treatment Guidance – Advanced Stage: We estimate that there are over 3 million diagnostic testing opportunities annually in the United States to guide advanced stage lung cancer treatment decisions. With nearly 60 FDA-approved systemic treatment regimens listed in national treatment guidelines for non-small cell lung cancer (NSCLC), there is an elevated need for personalized biomarkers to help physicians identify the right patient for the right treatment. Multiple tissue-based diagnostic tests have been approved to identify patients eligible for targeted therapies and immunotherapy; however, about 50% of patients do not have sufficient tissue collected following diagnosis to facilitate testing. To compound the issue, different molecular tests take varying amounts of time (days versus weeks) to report results back to the ordering physician. Physicians are often left with a dilemma to either make treatment decisions prior to receiving critical diagnostic test results, or delay treatment initiation while waiting for the test results. Therefore, we believe there is an imminent need for a blood-based testing solution that measures tumor mutations and the patient’s immune profile, to provide physicians with more comprehensive and timely information to initiate personalized treatment as quickly as possible.
•
Monitoring: We estimate that there are over 800 thousand testing opportunities in the United States for blood-based tumor genomic and immune profiling to monitor for disease recurrence and progression in NSCLC patients. Unfortunately, advanced stage lung cancer is often terminal, so repeat tissue biopsy to assess the evolution of resistance mutations or to detect disease progression is not feasible from either a cost or risk perspective to the patient, which we believe demonstrates an important need for blood-based testing to help routinely monitor these patients. As a patient progresses through therapies, changes in their immune system occur and blood-based immune profiling could help physicians identify these changes prior to subsequent therapy selection.

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

Biomarker Discovery: There are many limitations with biomarker discovery in biopharmaceutical drug development, including:

•
Biomarkers with clinical utility are difficult to discover and validate in independent datasets;
•
Classical statistical approaches to biomarker discovery are limited. Single-omic tests fail to see the whole biological picture;
•
Tissue biopsies are limited by the amount of a sample that can be collected: longitudinal testing is difficult and the information gathered is only from the tumor being sampled, this does not account for tumor heterogeneity or the host's immune response;
•
Clinical trials are expensive and take years to complete. It is often difficult to meet clinical trial enrollment goals with long diagnostic testing turnaround times.

Companion Diagnostics (CDx): While developing CDx is critical to precision medicine, the promise of CDx has not been fully realized and there are multiple limitations that still need resolution. The path to co-develop a successful CDx with a corresponding drug has several challenges, including:

•
Traditional CDx agreements may fail to realize the full value of a testing opportunity, leading to difficulty in funding appropriate commercialization;
•
Drug development is a lengthy, complex and costly process. There can be a financial impact to a pharmaceutical company to have a drug selected by a test;
•
Current diagnostic reimbursement policies may not always support the coverage and payment of new CDx;
•
Regulatory agencies continue to work on defining the co-development process, but the environment is continually changing.

Diagnostic Test Discovery and Development at Biodesix

Our core belief is that no single technology will answer all clinical questions that we encounter. Therefore, we employ multiple technologies, including genomics, transcriptomics, proteomics, and radiomics to discover innovative diagnostic tests for potential clinical use. We focus on the use of technologies that are capable of single and multi-omic tests in our research and development. We continuously evolve and improve our test discovery and development process. All of the technologies that we employ have been chosen and developed to provide high-quality data to enable our clinical test discovery and development. We feel that this level of data integrity is crucial for the development of diagnostic tests.

We continuously incorporate new market insights and patient data to enhance our platform through a data-driven learning loop. We regularly engage our customers, key opinion leaders, and scientific experts to stay ahead of the rapidly evolving diagnostic and therapeutic landscape and learn about biological discoveries that are clinically meaningful. Additionally, we incorporate clinical and molecular profiling data aggregated through our commercial clinical testing, research studies, clinical trials, and biopharmaceutical customers or other collaborative partnerships, into our platform. Our curated biobank encompasses thousands of biological specimens with associated clinical data, including tumor genomic profiles and immune profiles, which are used for both internal and external research and development initiatives. With our multi-omic approach we are able to discover diagnostic tests that answer critical clinical questions faced by physicians, researchers, and biopharmaceutical companies.

To achieve our discovery and development objectives, we utilize different technologies, including ddPCR, NGS, LC-MS, ELISA, single cell analyses, and our proprietary DeepMALDI® mass spectrometry platform for the blood-based molecular analysis of the tumor, immune system, and host-status of each patient and/or clinical dataset. We continuously revisit our technology strategy and roadmap to integrate new technologies into our evolving platform, which ultimately support the addition of new service and product revenue offerings. Most diagnostic companies focus their strategy on using a single technology to discover biomarkers for a broad range of clinical questions. We believe that no single technology can interrogate the complexity of the human disease state to help solve all clinical questions. For that reason, we employ a multi-omic approach to solving diagnostic challenges. Because of this approach, we believe we are unique in the diagnostics market, allowing for a broader and more holistic understanding of each patient’s disease state.

We are experts in many technologies, but we are a true market leader with over 15 years of experience in the field of clinical proteomics. For over 15 years, we have been discovering and developing proteomic-based diagnostic tests and have a deep understanding of how to incorporate technologies that can be applied to blood samples in order to extract important protein-based biological information in the form of diagnostic tests, which can aid clinicians and scientists in understanding the dynamic biology of their system of interest, such as a patient with cancer.

Our suite of technologies that assist us in discovery, development and commercialization of novel diagnostic tests includes:

DeepMALDI Mass Spectrometry

We have developed DeepMALDI, a proprietary high-density matrix-assisted laser desorption/ionization time-of-flight (MALDI-ToF) mass spectrometry (MS) technology, to discover potential tests for disease diagnosis, and monitoring for disease progression or recurrence in lung and other disease states. DeepMALDI technology overcomes the limitations of conventional MALDI and other mass spectrometry methods to produce highly sensitive, stable, and reproducible data. This method yields substantially higher quality data content and is thereby well suited for the discovery of biomarkers with clinical utility. We intend to maintain our leadership role in the discovery of proteomics-based diagnostic tests. We utilize our DeepMALDI and MALDI-ToF technologies in our discovery and development efforts and as part of our collaborations with our biopharmaceutical customers and other collaborative partners.

Liquid Chromatography (LC) Mass Spectrometry (MS)

We use Multiple Reaction Monitoring (MRM) MS with triple quadrupole mass spectrometers and up-front liquid chromatography (LC) sample injection in the Nodify XL2 test and as part of our collaborations with our biopharmaceutical customers and other collaborative partners. This mass spectrometry method offers highly sensitive, specific, and cost-effective analysis for simultaneous quantitation of hundreds to several thousands of targeted peptides in a single experiment. We have since included the MRM technologies as part of our services for discovery and development with our biopharmaceutical customers and academic partners.

Enzyme-Linked Immunosorbent Assay (ELISA)

ELISA is the most widely used ligand binding assay platform within and outside the pharmaceutical industry. Formats include direct, indirect and sandwich assays and are typically run in manually or semi-automated modes. We use a semi-automated implementation of ELISA in clinical testing for the Nodify CDT test, and as part of our collaborations with our biopharmaceutical customers and other collaborative partners. The acquisition of Oncimmune USA in 2019 expanded our ability to conduct very high throughput and cost-effective ELISAs in our clinical testing laboratory. We have now included the ELISA technologies for research and development both internally and externally with our biopharmaceutical customers and academic partners.

Droplet Digital Polymerase Chain Reaction Technology (ddPCR)

We use the ddPCR technology for multiplexed, semi-automated nucleic acid detection. This allows high sensitivity, fast turn-around times, flexibility in our laboratory workflows, rapid scaling from low to moderate anolyte complexity, and high-volume scalability. ddPCR is an absolute quantitation method based on the partitioning of circulating nucleic acids into up to 20,000 droplets per reaction and is used for the GeneStrat ddPCR test. Our strategy with ddPCR relies on a menu of off-the-shelf and custom research use assays, including early access and beta evaluation, which we develop and make available as a part of our commercial pipeline, biopharmaceutical and collaborative test services. We have included the ddPCR technologies for research and development both internally and externally with our biopharmaceutical customers and other collaborative partners.

Next Generation Sequencing Technology (NGS)

We use NGS technology for broad genomic sequencing of clinical specimens. Our strategy with NGS relies on a menu of off-the-shelf and custom research use assays, including early access and beta evaluation, which we develop and make available as a part of our commercial pipeline, biopharmaceutical and collaborative test services. The NGS technology integrates automated systems to yield high sensitivity results with a rapid turnaround time. Since adoption of this technology, we have included the NGS technologies for research and product development both internally and externally with our biopharmaceutical customers and other collaborative partners.

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

•
Diagnosis: We believe there is a clinical need to help physicians reclassify risk of malignancy in patients presenting with suspicious lung nodules. We offer blood-based Nodify Lung Nodule Risk Assessment testing to aid physicians in stratifying patients into distinct nodule management treatment pathways: diagnostic procedure or imaging surveillance. Nodify Lung consists of two blood-based proteomic tests: the Nodify CDT test helps identify patients with lung nodules that are likely malignant and the Nodify XL2 test conversely helps identify those that are likely benign. The Nodify CDT and XL2 tests have established average turnaround times of one business day and five business days from receipt of the blood sample, respectively, providing physicians with timely results to guide diagnostic planning
•
Treatment Guidance: We believe there is an ongoing need for a blood-based testing solution that measures tumor-specific mutations and the patient’s immune profile to provide physicians with more comprehensive information to personalize treatment plans. We offer the blood-based IQLung testing strategy, which consists of the GeneStrat ddPCR and GeneStrat NGS tumor profiling tests and the VeriStrat immune profiling test for patients diagnosed with NSCLC. With an established average turnaround time of three business days, we are able to quickly provide critical diagnostic information to physicians to facilitate personalized treatment decisions for their patients.
•
Monitoring: We believe longitudinally monitoring advanced NSCLC patients for the dynamic evolution of their tumor and immune profile while on treatment can provide an earlier indication of treatment resistance and/or disease progression. We offer the IQLung testing strategy as a blood-based monitoring tool for physicians to track their patients’ disease evolution.

Diagnosis – Nodule Management

We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. Our blood-based nodule management offering, Nodify Lung Nodule Risk Assessment, assists physicians in reclassifying a patient’s risk of lung cancer by incorporating their protein biomarker results with radiographic imaging and clinical characteristics. Nodify Lung testing consists of the Nodify CDT and Nodify XL2 proteomic tests, which can be ordered separately or together from a single blood draw to help reclassify risk of cancer to aid physicians in stratifying patients into distinct nodule management pathways: intervention or surveillance.

The Nodify CDT test is used to help identify lung nodules that are likely malignant and the Nodify XL2 test helps identify lung nodules that are likely benign. Nodify Lung testing is available for patients 40 years or older, with nodules between 8 and 30mm, and less than 65% pre-test risk of lung cancer. The testing strategy starts with the Nodify CDT test to determine if a nodule is likely malignant or at a higher risk of lung cancer. The Nodify CDT test helps physicians identify cancer more quickly by prioritizing patients with a higher risk of malignancy for a diagnostic procedure, such as biopsy or surgery. If the nodule is not identified as having a high risk of malignancy by the Nodify CDT test, then the Nodify XL2 test is performed to help determine if the patient’s nodule is likely benign or has a reduced risk of lung cancer and may be a candidate for CT imaging surveillance. Nodify Lung Risk Assessment testing is represented graphically in the image below starting with the patient’s pre-test risk of malignancy and ending with the guideline-recommended diagnostic procedure for each risk category.

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

Nodify CDT Test

The Nodify CDT test is a blood-based proteomic test that helps identify patients who have a suspicious lung nodule that is likely malignant or at a higher risk of being cancerous. Results allow physicians to identify patients who may be better candidates for timely invasive diagnostic procedures such as bronchoscopy, transthoracic needle biopsy, or surgical resection, with the goal of diagnosing cancer earlier. The Nodify CDT test enhances lung nodule risk assessment to facilitate compliance with clinical treatment guidelines such as those of the American College of Chest Physicians (ACCP). The Nodify CDT test is validated for use in patients who are 40 years or older, have no history of cancer except non-melanomatous skin cancer, have nodules between 8 and 30mm, and pre-test risk of lung cancer of less than 65%.

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

In addition to the test result of High Level, Moderate Level, or NSLAD, each test report includes the patient’s pre-test risk of malignancy as calculated by the Solitary Pulmonary Nodule (SPN) Risk Assessment calculator, and their post-test risk of cancer incorporating the result of the test. The SPN Risk Assessment calculator was developed by Stephen Swensen, M.D., of the Mayo Clinic and is designed to provide a risk of malignancy for a patient with a newly discovered incidental nodule. The model incorporates six clinical and radiologic factors into the equation: age, nodule size, smoking status, nodule location, spiculation (nodule edge characteristic), and previous history of lung cancer. Incorporating the autoantibody levels with the risk model provides physicians with a more accurate assessment of risk. The Nodify CDT test has an established average turnaround time of one business day from receipt of the blood sample, providing physicians with timely results to guide diagnostic planning. The Nodify CDT test has been studied in 17 peer-reviewed published studies and presentations.

Nodify XL2 Test

The Nodify XL2 test is a blood-based proteomic test that helps identify patients who have a suspicious lung nodule that is likely benign or at a reduced risk of being cancerous. Results allow physicians to identify patients who may be better candidates for routine CT surveillance to monitor for growth or shrinkage of the nodule over time instead of an invasive diagnostic procedure. The Nodify XL2 test is used for patients who are 40 years or older, have no history of lung cancer or other recent cancer diagnoses, have nodules between 8 and 30mm, and have a pre-test risk of lung cancer of less than or equal to 50%.

The Nodify XL2 test integrates peptides measured by LC-MS with clinical and radiological characteristics that are combined by an algorithm to report out three potential results: Likely Benign, Reduced Risk, or Indeterminate. Specifically, the Nodify XL2 test measures the relative abundance of two peptides (LG3BP and C163A) in circulation in the patient’s blood. The native proteins from which the peptides are derived have been associated with an inflammatory response to lung cancer. The clinical factors are patient age and smoking status, and radiological factors are nodule size, location, and edge characteristics.

In addition to the test result of Likely Benign, Reduced Risk, or Indeterminate, each test report includes the patient’s pre-test risk of lung cancer as calculated by the SPN Risk Assessment calculator, and their post-Nodify XL2 risk of malignancy incorporating the result of the test. Incorporating the peptide levels with the risk model provides physicians with a revised assessment of risk incorporating the patient’s biology. The Nodify XL2 test has an established average turnaround time of five business days from receipt of the blood sample, providing physicians with timely results to guide diagnostic planning.

Nodify Lung Risk Assessment Testing

In summary, the inclusion of Nodify Lung Risk Assessment testing into clinical practice helps physicians reclassify risk of malignancy of low to moderate risk lung nodules by incorporating the patient’s own biology into the assessment. The Nodify CDT test helps physicians identify patients with a high-risk lung nodule who may benefit from timely intervention, which can ultimately help identify lung cancer earlier. The Nodify XL2 test helps physicians identify patients with a very low risk lung nodule who may benefit from CT surveillance and could avoid unnecessary invasive procedures.

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

In addition, on November 14, 2023, the Company announced the validation and launch of a new method of collecting blood specimens for Nodify Lung Nodule Risk Assessment testing. The method uses the FDA-cleared Tasso+™ device, a single-use blood lancing device intended for obtaining capillary whole blood samples from a patient’s upper arm. Capillary blood draws using the Tasso+ device enable blood specimen collection for healthcare providers who do not have convenient access to phlebotomy services or a licensed phlebotomist on staff in the clinic or office. The Tasso+ device was validated by Biodesix to be administered in minutes by any healthcare provider at the time of lung nodule evaluation, creating efficiencies in the Nodify Lung workflow. Biodesix received approval from the New York State Clinical Laboratory Evaluation Program (NYS-CLEP) to use the Tasso+ device as a specimen collection method in support of Nodify Lung testing after entering into a supply agreement with Tasso, Inc. The device is now available for clinical use to collect specimens for Nodify Lung testing.

Both tests require a single blood sample shipped at ambient temperature to our certified, high-complexity clinical laboratory in De Soto, Kansas. Nodify CDT testing requires whole blood and Nodify XL2 testing requires a whole blood K2EDTA tube. Results for the Nodify CDT test alone are typically available within one day. If both tests are ordered for the patient and Nodify CDT returns a result of NSLAD, then both test results are typically available within four to five business days. All results are available through secure communication methods, including a portal, fax, hard copy, or mobile device.

Treatment Guidance and Monitoring

Profiling the tumor through blood-based genomic testing can help identify mutations in genes that may be driving growth of the tumor and may be targets for therapeutics. However, tumors also have intrinsic mechanisms that prevent the patient’s immune system from identifying and eliminating the cancer cells. Profiling the immune system can show if the patient’s immune system may have been subverted and therefore, is less likely to be responsive to immunotherapies. Our blood-based IQLung testing strategy consists of the GeneStrat ddPCR and GeneStrat NGS tumor profiling tests and the VeriStrat immune profiling test, which can be ordered together or separately for patients with NSCLC. Together, the tests have an established average turnaround time of three business days, providing physicians with timely results to facilitate treatment decisions.

GeneStrat ddPCR Test

The GeneStrat test is a blood-based tumor profiling test that detects the guideline recommended, actionable mutations in lung cancer: EGFR, KRAS, BRAF, EML4-ALK, ROS-1, and RET. Physicians can order one or any combination of the gene tests, whichever they deem medically necessary for the individual patient. The presence of a mutation in one of the genes could indicate the patient is a candidate for the associated guideline-recommended targeted therapy. The GeneStrat test performance and potential clinical utility have been published in multiple peer reviewed studies.

The GeneStrat test results have an established average turnaround time of two business days from the start of processing the sample in our Louisville, Colorado clinical laboratory. In a study at Eastern Carolina University, it was observed that blood-based testing was up to three weeks faster than tissue-based testing, with tissue-based testing taking a median of 26 days from sample collection. With GeneStrat testing, results are typically available in time for the patients first oncology visit, allowing the patient to start front-line treatment as quickly as possible. In the same study, it was observed that only 4% of patients had tissue-based molecular test results prior to start of front-line treatment. Meanwhile, after integrating Biodesix testing at the institution, 72% of patients had molecular test results available. Testing with the GeneStrat test can help physicians identify driver mutations quickly to help speed up time to treatment.

GeneStrat NGS Test

The GeneStrat NGS test is a blood-based 52-gene tumor profiling test panel that detects the guideline recommended, actionable mutations in lung cancer including five gene classes (SNV, INDELS, CNA, fusions, and exon-skipping). Specific variants of relevance to NSCLC include EGFR, KRAS, BRAF, EML4-ALK, ROS-1, RET, MET, NTRK. The GeneStrat NGS test is used for late-stage, metastatic NSCLC and physicians can order one or any combination of the IQLung tests, whichever they deem medically necessary for the individual patient. The presence of a mutation in one of the genes could indicate the patient is a candidate for the associated guideline-recommended targeted therapy. The GeneStrat NGS test performance and potential clinical utility have been published in multiple published studies.

GeneStrat NGS test results have an established average turnaround time of three business days from the start of processing the sample in our Louisville, Colorado clinical laboratory.

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

VeriStrat Test

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

The presence of a VeriStrat Poor result indicates the presence of chronic inflammation and a chronic acute phase immune response. A chronic acute phase immune response can trigger the immune system to provide growth factors to the tumor to increase blood flow and tumor growth. The test has been studied in over 85 peer-reviewed and published clinical studies across many different types of therapies such as chemotherapy, targeted therapies, immune therapies, and combinations. The results consistently show the test to be predictive of outcomes, independent of other prognostic factors including PD-L1 expression and performance status. Patients who test as VeriStrat Poor, on average, have an overall survival that is less than half of those who test as VeriStrat Good, independent of treatment type, demonstrating that the test is strongly prognostic. Conversely, patients with a VeriStrat Good test result typically respond better to standard of care treatments than those patients that test as VeriStrat Poor. By using the VeriStrat test for immune profiling, physicians can help identify the patient's immune response to lung cancer to help guide treatment decisions.

GeneStrat ddPCR testing is performed using digital PCR technology, GeneStrat NGS testing is performed using NGS technology, and the protein features in VeriStrat are measured using MALDI-ToF mass spectrometry. Results have an established average turnaround time of three business days through secure communication methods, including a portal, fax, hard copy, or mobile device.

The GeneStrat ddPCR and GeneStrat NGS tests require cell-free (cf) whole blood specimen collection tubes, and VeriStrat requires a whole blood sample spotted onto our proprietary BCD. Both sample types are shipped at ambient temperature and testing is performed in our certified, high-complexity clinical laboratory in Louisville, Colorado.

Biopharmaceutical Diagnostic Discovery, Development and Testing Services Business

We believe our leadership in clinical proteomics and our multi-omic approach to probe the cancer disease state provides our customers with a clear and distinct advantage over other diagnostic service providers who solely focus on either genomics or proteomics. We recognize each clinical development program is complex, which is why we offer end-to-end diagnostic solutions, including: initial biomarker discovery, assay design and validation, testing of clinical trial samples, and commercialization of Companion Diagnostics.

At our core, we hold the belief that no single technology can address all diagnostic research questions. We have embraced a multi-omic approach, harnessing the combined power of genomics and proteomics and with our broad technology and service offerings, we are able to provide the depth and breadth of biomarker tools and diagnostic services required by our biopharmaceutical partners. Our capabilities and expertise allow us to unlock the potential detection of critical disease drivers and resistance mutations, early disease detection, monitoring of treatment responses and resistance, deeper insights into the underlying biology of disease, and the tracking of protein changes and degradation for a comprehensive view of treatment response. We specialize in developing state-of-the-art diagnostics solutions that play a crucial role in personalizing treatment decisions. Our team of scientists are dedicated to creating innovative and reliable diagnostic tools that can contribute to the success of drug development and patient care. Key aspects of our expertise include:

•
Customized CDx Development: We have a proven track record of developing custom-made diagnostic assays to support the specific needs of any given drug development program.
•
Cutting-Edge Technology: We have expertise in genomics (ddPCR and NGS) and proteomics (LC-MS/MS and ELISA). Our diagnostics are based on the latest advancements in technology, ensuring accuracy, sensitivity, and reproducibility. We have expertise in liquid biopsy and tissue-based assays.
•
Regulatory Compliance: We have a deep understanding of the regulatory landscape and work closely with regulatory authorities to ensure that our diagnostics meet all necessary compliance standards. Additionally, we have a phase gated product development process pursuant to the FDA and IVDR design control elements. Our quality management system (QMS) infrastructure is highly certified in local, US governmental and international standards and regulations and scalable to support global expansion as evidenced by multiple CE marked products under the IVDR and international registrations and commercial markets. The Biodesix QMS is currently under the purview of CLIA, CAP, NYS-CLEP, and ISO13485.
•
Collaborative Approach: We believe in fostering a collaborative and transparent relationship with our partners, working hand-in-hand to achieve shared objectives and milestones.

We believe we provide benefit to our biopharmaceutical customers as they integrate strategies for increasing the probability of success for pivotal clinical trials. Specifically, our diagnostic testing services may help enable quicker enrollment rates for patients in prospective clinical trials, ranging from phase 1 to phase 3, and could help identify patient populations who may experience the greatest benefit from new therapeutics. Ultimately, our goal is to help biopharmaceutical customers realize greater efficiency in their clinical development programs. We have the ability to access and leverage our sample and data biobank for our partners’ data mining needs, including new test discovery. Additionally, we can leverage our FDA approved, GMP manufacturing facility to design, build and supply clinical trial sites with sample collection kits.

While our biopharmaceutical discovery, diagnostic development and testing revenue continues to grow, it is important to note that we benefit greatly from these partnerships in many ways that expand beyond revenue. We are continuously expanding our knowledge and biological understanding of multiple diseases and the rapidly evolving treatment landscape, while our Diagnostic Cortex® platform continues to be powered through these biomarker analyses. Additionally, our anonymized sample and data biobank continue to grow and can be further leveraged for internal test development and external partnering. Importantly, we look to supplement our product development efforts with companion diagnostics as they are developed.

To date, we have over 65 biopharmaceutical customers and academic partners who have utilized our diagnostic tests and services. The following are a few case studies of early-stage biomarker discovery and development with our biopharmaceutical customers.

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
•
HiberCell: In January 2021, we announced a broad collaboration with HiberCell for CDx discovery, development and commercialization. The agreement initially focuses on the further development of an ELISA as a CDx in future registrational trials for Imprime PGG programs.

Our Competitive Advantages

We believe the following are our key competitive advantages:

•
Our proprietary extensively validated deep learning platform, which is tailored to discover diagnostic tests that address clinical unmet needs. Our platform is an extensively validated deep learning platform optimized for discovery of diagnostic tests. By combining our multi-omic approach with deep learning techniques, we believe we have overcome many standard machine learning challenges. This has enabled us to develop commercial tests for clinical unmet needs and collaborate with our biopharmaceutical customers and academic partners.
•
Our driven approach to precision medicine combined with our diverse technology platforms, partnership and biobank enable us to accelerate development of new tests. We have a variety of samples with associated data in our biobank, including tumor profiles and immune profiles, which are used for both internal and external research and development initiatives. Our biobank, clinical trials, commercial testing and other partnerships provide an ongoing source of new data that can further enhance our test discovery platform. We are continuously identifying and incorporating new market insights and input from our customers, key opinion leaders, and scientific experts to leverage this data in developing our diagnostic tests.
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
•
Our proprietary technologies and processes are protected by a portfolio of approximately 116 issued patents in the United States and internationally, and 18 uniquely registered United States trademarks. We take efforts to protect our proprietary position using a variety of methods, such as a pursuit of United States and foreign patent applications related to our proprietary technology, use of trade secrets, trademarks, know-how, continuing technological innovation and potential in-licensing and acquisition opportunities.
•
Our demonstrated success commercializing diagnostic tests in lung disease as well as unprecedented turnaround times. With five diagnostic tests launched and multiple improvements and several tests currently in development, our commercial portfolio of blood-based solutions currently addresses clinical unmet needs within diagnosis, treatment and monitoring of lung cancer. Our diagnostic tests provide rapid, actionable, and holistic diagnostic information to help inform physicians on the next steps in a patient’s care plan. For example, the blood-based IQLung strategy for lung cancer patients integrates the GeneStrat ddPCR test, the GeneStrat NGS test and the VeriStrat test to support treatment decisions across all stages of lung cancer with results in an unprecedented two to three business days, expediting time to treatment.
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
o
utilizing our pulmonology focused sales force and commercial reach with targeted awareness campaigns to employ highly targeted sales and marketing tactics in pulmonology clinics specializing in the management of lung nodules and the diagnosis of lung cancer;

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
o
leveraging existing projects and relationships to expand sales with our current biopharmaceutical customers; and
o
targeting companies developing novel CDx strategies and drug development projects best suited to our platform for new test discovery, development and commercialization.
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
•
Introduce new diagnostic tests in lung disease by:
o
engaging with our customers, key opinion leaders, leading academic centers, and scientific experts to stay ahead of the rapidly evolving diagnostic and therapeutic landscape and to identify additional clinical unmet needs;
o
entering strategic partnerships with biopharmaceutical companies, academic research organizations, technology providers, and other diagnostic companies; and
o
developing CDx tests to support the therapeutics’ regulatory approval and adoption process for our biopharmaceutical customers.
•
Enhance our proprietary AI platform and expand our technology portfolio by:
o
continuing to invest in research and development capabilities to foster innovation in test discovery and development;
o
identifying, acquiring technologies, and integrating new data types into our proprietary AI platform;
o
entering strategic partnerships across our commercial product portfolio and product development efforts in order to further our development capabilities, accelerate launch of commercial products, or expand our service offering; and
o
achieving “Explainable AI” by developing and incorporating computational tools that determine how the Diagnostic Cortex platform makes decisions for patient classification and outcome prediction.
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

Our Diagnostic Tests in Development

With the goal of finding solutions for clinical unmet needs related to diagnosis, treatment and monitoring in lung disease, our diagnostic tests in development include the following:

Early-Stage NSCLC—Risk of Recurrence (ROR)

Currently, surgical resection of the tumor without systemic or radiation therapy is the standard of care for stage I NSCLC patients. However, 20 to 40% of surgically treated patients will suffer a recurrence within five years after surgery. From market research with pulmonologists, thoracic surgeons, and medical oncologists, we identified a significant clinical unmet need for a blood-based test to help identify stage I NSCLC patients who are at a higher risk of recurrence and may benefit from a more aggressive surgical procedure, or from neoadjuvant or adjuvant systemic treatment. Based on this unmet diagnostic need, we discovered the Risk of Recurrence (ROR) test, which is a pre-surgery blood-based proteomic test, designed with the Diagnostic Cortex platform to predict whether a stage I NSCLC patient has a higher risk of recurrence post-surgical resection. Knowing this information early and before surgery may change the surgical plan and/or support treatment decisions such as neoadjuvant or adjuvant therapy, which have the potential to reduce tumor volume and address micro-metastatic disease as early as possible. Our ROR test validated in an independent sample set, and we are currently working with major academic institutions across the United States to further validate the test.

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

Monitoring – Progression & Resistance

Blood-based monitoring with our ddPCR technology may offer a feasible method to non-invasively evaluate therapeutic mechanism of action, disease progression, and the emergence of resistance mutations in patients treated with targeted therapies. Our internal validation studies have shown the utility of the GeneStrat EGFR ddPCR test as an example in all three of these indications. The test can identify disease progression up to three months (median) in advance of standard imaging. Using ddPCR for longitudinal blood-based monitoring of EGFR cell-free DNA mutations is a cost-effective testing method while patients are being treated with targeted therapies. Additional utility for ddPCR may exist in early stage MRD (minimal residual disease) given the sensitivity of this technology.

Clinical Trials

We are dedicated to continuously publishing and presenting new data on the clinical validation and utility of our diagnostic tests. We have participated in 27 clinical studies, three of which are ongoing, and have published over 300 peer-reviewed publications and presentations. The following are our ongoing clinical studies for our diagnostic testing solutions.

ORACLE Registry Study (NCT03766958)

The ORACLE registry study was designed to develop real-world clinical utility data for the Nodify XL2 test and is titled “An Observational Registry Study to Evaluate the Performance of the Nodify XL2 Test”. The study objectives are to show a reduction in invasive procedures on patients with benign nodules compared to a historical control obtained from chart review. The first patient enrolled on October 16, 2018. Study enrollment was closed on May 12, 2022, with 494 prospective registry patients enrolled and 348 retrospective chart review patients accrued. As of February 1, 2024 all ORACLE participants have completed the study, site closeout visits are being conducted on the last three open sites and the study will be officially closed by the March 31, 2024.

On July 12, 2023, we announced the prospective, real-world ORACLE study (An Observational Registry Study to Evaluate the Performance of the Nodify XL2 Test) achieved the primary endpoint of a statistically significant change in the proportion of benign lung nodules managed by the Nodify XL2 test experiencing invasive procedures. The ORACLE study showed patients with benign nodules managed with the Nodify XL2 test were 74% less likely to undergo an unnecessary invasive procedure compared to the control group. Additionally, the proportion of patients sent to CT surveillance with malignant nodules did not differ between the Nodify XL2 group and the control group.

ALTITUDE Clinical Utility Study (NCT04171492)

The ALTITUDE clinical utility study is designed to evaluate the performance of Nodify Lung testing (Nodify XL2 and Nodify CDT tests) in a randomized controlled study (RCT). The study is titled “A Multicenter, Randomized Controlled Trial, Prospectively Evaluating the Clinical Utility of the Nodify XL2 Proteomic Test in Incidentally Discovered Low to Moderate Risk Lung Nodules”. We received central institutional review board (IRB) approval in December 2019 and have an enrollment goal of 2,000 patients. The study objectives are to evaluate how the addition of the Nodify Lung test result impacts the clinical decision making for patients with new, incidentally identified solid lung nodules assessed as low to moderate risk of lung cancer. The trial has an adaptive study design with a blinded standard of care arm and 2:1 randomization for open-label results for the Nodify XL2 test. The study launched in December of 2020. Phase 1 of the study with only the Nodify XL2 test is expected to enroll 500 patients. Phase 2 of the adaptive study design will include an open-label arm for the Nodify CDT test, which is aligned with our commercial testing algorithm.

INSIGHT Observational Study (NCT03289780)

The INSIGHT observational study is designed to evaluate the real-world clinical utility and performance of the IQLung (GeneStrat ddPCR, GeneStrat NGS and VeriStrat tests) testing strategy. The title is “Observational Study Assessing the Clinical Effectiveness of VeriStrat and Validating Immunotherapy Tests in Subjects with Non-Small Cell Lung Cancer (INSIGHT)” and the first patient enrolled on May 11, 2016. On June 27, 2023, we completed enrollment of 5,000 patients with non-small cell lung cancer. Final analysis with 3-year follow-up is estimated to be completed by 2026. Results of an interim analysis were presented most recently at the World Conference on Lung Cancer 2023. Additionally, data on the first 2,000 patients with 1-year follow-up data was published in the Journal for ImmunoTherapy of Cancer in September 2021. The study rationale is to guide the adoption of the VeriStrat test and inform medical decision making, including treatment choice, and enable the validation of additional mass spectrometry-based proteomic tests. The primary study objective is to describe the impact of the VeriStrat test results on treatment decisions, including but not limited to the percentage change in treatment decision, differences in chosen treatments between patients classified as VeriStrat Good and those classified as VeriStrat Poor, and the percentage of patients receiving systemic therapy or supportive therapies only.

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

Patients with pulmonary nodules are concentrated in the pulmonology sub-specialty, where additional resources such as lung cancer screening and nodule management clinics may exist to provide an increased level of care. We are also engaging large hospital systems in a “top-down” approach, with a goal of incorporating our tests into system-wide pathways and protocols.

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

In addition, on November 14, 2023, the Company announced the validation and launch of a new method of collecting blood specimens for Nodify Lung Nodule Risk Assessment testing. The method uses the FDA-cleared Tasso+™ device, a single-use blood lancing device intended for obtaining capillary whole blood samples from a patient’s upper arm. Capillary blood draws using the Tasso+ device enable blood specimen collection for healthcare providers who do not have convenient access to phlebotomy services or a licensed phlebotomist on staff in the clinic or office. The Tasso+ device was validated by Biodesix to be administered in minutes by any healthcare provider at the time of lung nodule evaluation, creating efficiencies in the Nodify Lung workflow. Biodesix received approval from the New York State Clinical Laboratory Evaluation Program (NYS-CLEP) to use the Tasso+ device as a specimen collection method in support of Nodify Lung testing after entering into a supply agreement with Tasso, Inc. The device is now available for clinical use to collect specimens for Nodify Lung testing.

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

Coverage and Reimbursement

The primary source of reimbursement for our tests in the United States is from third-party payers, including government payers, such as Medicare, and commercial payers, such as insurance companies. Reimbursement for laboratory tests in the United States is determined by various payers, including private third-party payers, managed care organizations, and state and federal health care programs, such as Medicare and Medicaid. In Medicare, coverage of an item or service depends on whether it is “reasonable and necessary” under Section 1862(a)(1)(A) of the Social Security Act (SSA). For single-source laboratory tests, this determination is typically made by the Medicare Administrative Contractor (MAC) with jurisdiction over the laboratory where the test is performed. Our Louisville, Colorado laboratory is currently under the jurisdiction of Novitas Solutions, Inc. Our De Soto, Kansas laboratory is under the jurisdiction of Wisconsin

Physicians Service Insurance Corporation (WPS), which participates in the MolDX program (administered by another MAC, Palmetto GBA) to set coverage policy for molecular diagnostic tests.

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

On July 6, 2023, the Company announced that the Centers for Medicare & Medicaid Services (CMS) has designated the Nodify CDT Test as an Advanced Diagnostic Laboratory Test (ADLT) effective June 30, 2023. Obtaining ADLT status is a recognition that the Nodify CDT test meets the stringent criteria established under the Protecting Access to Medicare Act of 2014. ADLT status is reserved for innovative tests with Medicare coverage that are offered and furnished by a single laboratory and provide new clinical diagnostic information that cannot be obtained from any other test or combination of tests. The Nodify XL2 test was previously awarded ADLT status on May 17, 2019. We believe that our lung cancer tests can both improve patient outcomes and help guide cost-effective treatment choices for patients with and at-risk of lung cancer. Achieving broad coverage and adequate reimbursement for each of our tests is a key component of our financial success and will continue to be important over time.

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

Competitors

We primarily face competition from lung cancer diagnostic solutions companies in the United States, Europe and Asia seeking to answer clinical questions in the space, all of whom provide cancer-focused diagnostic tests to hospitals, researchers, clinicians, laboratories, and other medical facilities.

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

Treatment Guidance and Monitoring—NSCLC

We are unaware of any other diagnostic test available, commercially or in development, that will compete with our VeriStrat immune profiling test. There is substantial interest and activity in tumor profiling through liquid biopsy. Our genomic test offerings, the GeneStrat ddPCR and GeneStrat NGS tests, face competition from academic hospital laboratories, and companies such as Guardant Health and Foundation Medicine. We believe that there are several companies and academic research institutions in the process of developing tests for monitoring patients or following treatment for recurrence or progression of lung cancer.

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

Clinical Laboratory Operations

Throughout 2023, we performed the VeriStrat, GeneStrat ddPCR, and GeneStrat NGS tests in our Boulder, Colorado high-complexity CLIA certified clinical laboratory. The laboratory was College of American Pathology (CAP) accredited, New York State Department of Health (NYSDOH)—permitted and licensed, ISO 13485:2016 Quality Management Systems—Requirements for Regulatory Purposes for Medical Devices certified, along with all other states that require licensing: California, Maryland, Pennsylvania, and Rhode Island. All aspects of the testing process from receipt of the test requisition form through to delivery of test results were performed in the Boulder, Colorado facility. The proprietary testing methods use semi-automated workflows that facilitate the successful delivery of greater than 90% of our tests within three days, and we believe our existing workflows will continue to successfully deliver our tests within this timeframe.

In January 2024, we relocated our Boulder, Colorado clinical laboratory to Louisville, Colorado. Throughout this transition, we have ensured the maintenance and updating of all relevant certifications and licenses to accurately reflect our new location, guaranteeing our commitment to upholding the highest standards of quality and compliance. As a result, our laboratory operations continued seamlessly without delaying testing.

The Nodify XL2 and Nodify CDT tests are performed in our De Soto, Kansas high-complexity CLIA certified clinical laboratory. This clinical laboratory is also CAP-accredited, NYSDOH—permitted and licensed, ISO 13485:2016 Quality Management Systems—Requirements for Regulatory Purposes for Medical Devices certified and licensed by California, Maryland, Pennsylvania, and Rhode Island. Receipt of requisitions and testing is performed in our De Soto, Kansas clinical laboratory. Delivery of the test results is performed by personnel from our Louisville, Colorado headquarters. The proprietary testing methods use semi-automated workflows that facilitate the successful delivery of greater than 90% of our tests within five days, and we believe our existing workflows will continue to successfully deliver our tests within this timeframe.

Personnel in both facilities are responsible for quality assurance oversight, licensing, and regulation compliance and maintenance to ensure data integrity and consistent, validated processes.

Supply Chain

We rely on third-party suppliers to provide certain components of our diagnostic tests, including a select few (located in the United States, Europe and China), as critical single source providers of components. Bio-Rad, as described below, is the sole source supplier for our GeneStrat test. Oncimmune is also the sole source supplier for our Nodify CDT tests but there are known secondary suppliers for these materials.

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

All materials for our VeriStrat test and Nodify XL2 test have alternative suppliers readily available, and a disruption in any single supplier would not materially impact our ability to deliver the test.

We have initiated the second source qualification process for the majority of these critical components, however, we may not be successful in securing second sourcing for all of them at all or on a timely basis. A disruption to this supply would negatively impact our ability to perform these tests until an alternative supplier could be validated.

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

Our patent strategy has focused on creating and acquiring protection for our VeriStrat and Nodify XL2 proteomic tests, while utilizing trade secret and some methods patent protection for our genomic test (the GeneStrat ddPCR and GeneStrat NGS® tests) and ELISA test (the Nodify CDT test). We have entered into a non-exclusive license agreement with Bio-Rad, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of ddPCR in cancer detection testing for third parties in the United States. Bio-Rad owns patents relating to ddPCR and to which we have a non-exclusive license to utilize for the performance of ddPCR in cancer detection testing for third parties as set forth in the Bio-Rad License Agreement. We have patent protection in the United States and other countries around the world for the primary use of the VeriStrat test for profiling of patients with NSCLC, and various other uses of the VeriStrat test, such as breast cancer, prostate cancer, head and neck cancer have received patent protection. We have also received patent protection relating to our core classifier development program, our Diagnostic Cortex platform and our approaches to using MALDI-ToF technology (DeepMALDI® techniques). Additionally, our first device patent was issued in 2019 for our internally designed blood collection device.

As of December 31, 2023, our patent portfolio includes 52 issued United States patents, 64 issued foreign patents, and 33 pending applications (including 19 foreign patent applications). With regard to our product development efforts, new applications have been filed around developments relating to COVID/micro-organisms diagnostics, new analytic methodologies using Shapley values and semi-quantitative spectra analysis in MALDI, and national stage applications are now in active prosecution to protect our pipeline ROR and PIR tests.

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

We currently have three pending Patent Cooperation Treaty (PCT) applications. PCT patent applications are not eligible to become issued patents until, among other things, we file such PCT applications as national stage patent application(s) within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to any such PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Provisional patent applications are not eligible to become issued patents but can become the basis of PCT foreign stage and United States non-provisional patent applications, if such applications are filed within 12 months of filing the related provisional patent application. If we do not timely file any non-provisional patent applications, we will lose our priority date and any patent protection on the inventions disclosed in any such provisional patent application.

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

Because branding is as much a part of any intellectual property strategy as patent or trade secret protection we have a number of registered and pending trademarks relating to our company and products. We have received or filed for trademark protection in the United States for our trade name (Biodesix), the names of five of our commercial tests (namely the VeriStrat, GeneStrat ddPCR, GeneStrat NGS, Nodify XL2 and Nodify CDT tests), and a suite of research tests (ImmunoStrat® test), as well as having trademark protection for our core development and methodological platforms, such as our Diagnostic Cortex and DeepMALDI technologies. In all, as of December 31, 2023, we have 18 uniquely registered United States trademarks, 8 of which (including Biodesix, VeriStrat, and GeneStrat) have received foreign issuances as well, with four trademarks pending approval from the USPTO. We will continue to pursue protection in the United States and abroad for our branded assets and will continue to use branding to protect products currently in development, key Biodesix developments and non-trade secret methodologies.

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

We cannot predict the likelihood that Congress will pass legislation or the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices or pursuant to a new framework. It is also unclear at this time whether the FDA will finalize its plans to end enforcement discretion in the absence of legislation, via notice and comment rulemaking or otherwise. Until legislation is passed reforming the federal government’s regulation of LDTs or until the FDA finalizes its proposed rulemaking to end enforcement discretion, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval. Even if a new framework is not established via legislative or administrative action, the FDA may attempt to regulate and enforce against certain LDTs on a case-by-case basis at any time.

On September 29, 2023, FDA announced a proposed rule to amend its regulations to explicitly regulate LDTs as IVD tests in accordance with the agency’s regulatory authority over medical devices and to phase out its enforcement discretion policy for LDTs. If this rule is finalized, our tests that are currently offered as LDTs would become subject to statutory and regulatory provisions that are applicable to medical devices, including but not limited to, medical device reporting and correction and removal reporting requirements, quality systems regulations, registration and listing requirements, and premarket review requirements.

If the FDA finalizes its proposed rule and pre-market review is required, our business could be negatively impacted as a result of commercial delay that may be caused by the new requirements. The cost of conducting clinical trials and otherwise developing data and information to support pre-market applications may be significant. If we are required to submit applications for our currently marketed tests, we may be required to conduct additional studies, which may be time-consuming, costly and could result in our currently-marketed tests being withdrawn from the market. Continued compliance with the FDA’s regulations would increase the cost of conducting our business, and subject us to heightened regulation by the FDA including penalties for failure to comply with these requirements. Failure to comply with applicable regulatory requirements could result in an enforcement action by the FDA, such as fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal sanctions. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and LDTs. Until the FDA finalizes its regulatory position regarding LDTs, or the VALID Act or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time and we are monitoring developments and anticipate that our products will be able to comply with requirements that may be imposed by the FDA. In the meantime, we maintain our CLIA accreditation, which permits the use of LDTs for diagnostics purposes.

Federal and State Laboratory Licensing Requirements

The Biodesix Boulder, Colorado clinical laboratory was a CAP-accredited clinical laboratory regulated by CMS pursuant to CLIA. CMS has granted CAP deeming authority under CLIA, which allows CAP to inspect laboratories in lieu of CMS. In addition to holding a CLIA Certificate and CAP laboratory accreditation, Biodesix’s Quality Management System (QMS) holds an ISO 13485:2016 certificate (successfully passed surveillance audit in March 2023). The Biodesix Boulder, Colorado clinical laboratory received approval from the NYSDOH, NYS CLEP in Soluble Tumor Markers, and Molecular and Cellular Tumor Markers and Virology as well as held state permits and licenses in California, Maryland, New York, Pennsylvania, and Rhode Island.

CLIA regulations establish standards for proficiency testing; facility administration; general laboratory systems; pre-analytic, analytic systems, post- analytic systems; personnel qualifications and responsibilities; quality control, quality assessment; and specific provisions for laboratories performing moderate to high complexity tests. Our Boulder, Colorado clinical laboratory was inspected biennially as part of its ongoing certification under CLIA certificate of accreditation by CAP. The Boulder, Colorado clinical laboratory most recently passed its CAP inspection in February April 2023. In January 2024, we relocated our Boulder, Colorado clinical laboratory to Louisville, Colorado. All certifications and licenses have been successfully updated to accurately reflect our new location. All laboratory operations continued seamlessly without delaying testing.

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

The Biodesix De Soto, Kansas clinical laboratory is a CAP-accredited clinical laboratory regulated by CMS pursuant to CLIA. CMS has granted CAP deeming authority under CLIA, which allows CAP to inspect laboratories in lieu of CMS. In addition to holding a CLIA Certificate and CAP laboratory accreditation, the De Soto, Kansas clinical laboratory passed its CAP inspection in May 2023. Biodesix’s QMS holds an ISO 13485:2016 certificate (recently passed surveillance audit in January 2024). The De Soto, Kansas clinical laboratory has received approval from the NYSDOH, NYS CLEP in Soluble Tumor Markers and Diagnostic Immunology as well as holding state permits and licenses in California, Maryland, New York, Pennsylvania, and Rhode Island.

The International Organization for Standardization (ISO) is an independent, non-governmental international organization that defines world-class specifications for products, services and systems, to ensure quality, safety and efficiency. ISO 13485:2016 is a harmonized, international regulatory benchmark for quality management systems that addresses most or all of the QMS requirements in markets including the United States, European Union, Australia, Japan and Canada. The ISO 13485:2016 certificate confirms that an organization operates a QMS that conforms to the standards established by ISO. On January 31, 2024, the FDA issued a final rule to harmonize and modernize its Quality System Regulation (QSR), which would supplant the existing requirements with ISO 13485:2016. The rule amends the current good manufacturing practice requirements of the QSR in 21 CFR 820. The QMSR rule emphasizes risk management activities and risk-based decision making and aims to reduce regulatory burdens on device manufacturers and importers by harmonizing domestic and international requirements. Device manufacturers and importers will have two years to modify their quality systems to meet the requirements of the QMSR rule by February 2, 2026.

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

Because our Louisville, Colorado clinical laboratory is located in the State of Colorado, we do not need a specific State of Colorado laboratory license, however, we maintain licenses to conduct testing in other states where nonresident laboratories are required to obtain state laboratory licenses. We maintain licenses for our Louisville, Colorado and De Soto, Kansas laboratories with the NYSDOH. We also hold licenses in other states in which we operate, including California, Maryland, Pennsylvania and Rhode Island, that require licensing of out-of-state laboratories under certain circumstances. Other states may currently have or adopt similar licensure requirements in the future, which may require us to modify, delay or stop its operations in those states until such requirements are met.

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

Our Louisville, Colorado and De Soto, Kansas laboratories are certified and adhere to the NYS CLEP, based on New York State Public Health Law, Article 5 Title 5. NYS CLEP is exempt from CLIA and establishes their own method of laboratory certification and test validation approval. To process New York State patient specimens a laboratory must submit a robust analytical and clinical validation package to demonstrate clinical utility of the test and receive approval prior to offering the test in the state of New York. All of our tests have obtained NYS CLEP approval including GeneStrat ddPCR, GeneStrat NGS, VeriStrat, Nodify XL2 and Nodify CDT tests. NYS CLEP requires semi-annual inspections to ensure the laboratory meets all general and specialty standards. Due to the pandemic, NYSDOH CLEP routine re-inspections were delayed by multiple years. Most recently the Boulder, Colorado laboratory successfully passed the NYS CLEP audit in October 2023. The De Soto, Kansas laboratory passed NYS CLEP inspection in May 2019 and still pending new audit assignment.

Regulatory framework for medical devices in the United States and Internationally

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
•
post-market approval studies; and
•
product import and export

Many countries in which we may offer any of our diagnostic tests in the future have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national health care program. In situations involving physicians employed by state-funded institutions or national health care agencies, violation of the local anti-kickback law may also constitute a violation of the Foreign Corrupt Practices Act of 1997 (FCPA).

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

Similar requirements apply in the UK. For access to the UK market, manufacturers must obtain a UKCA Certificate and affix a UKCA mark to their medical devices. Initially, the government stated the CE mark will be accepted in the UK until July 1, 2023. However, on July 1, 2023, the government updated their guidance for regulating medical devices stating their intention to extend recognition and acceptance of the CE marking for placing most goods on the market in Great Britain, indefinitely, if the device was placed on the EU market before January 1, 2021.

Device classification

Under the FDCA, medical devices are classified into one of three classes: Class I, Class II or Class III, depending on the degree of risk to patients that is associated with each medical device and the amount of oversight needed to provide reasonable assurances with respect to safety and effectiveness of the medical device.

On January 31, 2024, the FDA’s Center for Devices and Radiological Health (CDRH) announced that the Center intends to initiate the reclassification process for most IVD tests that are currently Class III (high risk) into Class II (moderate risk). The majority of these tests are infectious disease and companion diagnostic IVDs. Reclassification would allow manufacturers of certain types of tests to seek marketing clearance through the less burdensome premarket notification (510(k)) pathway rather than the premarket approval pathway, the most stringent type of FDA medical device review.

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

Class II devices are subject to the General Controls as well as any special controls deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, patient registries, FDA guidance documents and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process, although some Class II devices are exempt from the 510(k) requirements.

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

Companion Diagnostics and the Premarket Process

We believe that one of our future product candidates may include a companion diagnostic or complementary diagnostic (collectively CDx). CDx’s can identify patients who are most likely to benefit from a particular therapeutic product, identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product, or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. The use of the CDx will be stipulated in the labeling of both the CDx and the therapeutic product. The FDA may require an application for the CDx to be separate from the drug approval process, and this could potentially delay the approval of any new drug application or the CDx, or complicate the review process. CDx’s are generally regulated as Class III medical devices by the FDA and are therefore most often subject to the PMA approval process.

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

Anti-Corruption

The FCPA and similar international bribery laws make it unlawful for persons or entities to make payments to foreign government officials to assist in obtaining and maintaining business. Specifically, the anti-bribery provisions of the FCPA prohibit any offer, payment, promise to pay, or authorizing the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to do or omit to do an act in violation of his or her duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business, to any person. In addition to the anti-bribery provisions of the FCPA, the statute also contains accounting requirements designed to operate in tandem with the anti-bribery provisions. Covered companies are required to make and keep books and records that accurately and fairly reflect the transactions of the company and devise and maintain an adequate system of internal accounting controls. With our international operations through our third-party partnerships, we could incur significant fines and penalties, as well as criminal liability, if we fail to comply with either the anti-bribery or accounting requirements of the FCPA, or similar international bribery laws. Even an unsuccessful challenge of our compliance with these laws could cause us to incur adverse publicity and significant legal and related costs. We successfully passed our latest FCPA compliance review in 2023 with no findings.

Privacy and Data Protection Laws

Numerous federal and state laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act, govern the collection, dissemination, security, use and confidentiality of protected health information (PHI) and personal information. In the course of performing our business we obtain personal information, including PHI. Laws and regulations relating to privacy, data protection, and consumer protection are evolving and, in some cases, particularly with regard to newer laws, may be subject to potentially differing interpretations. Under HIPAA and HITECH, the HHS issues regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of PHI, used or disclosed by CEs and their authorized business associates (BAs). Because we are a health care provider that electronically transmits health care information, and we also provide certain services to CEs and receive PHI from them, we are at times either a CE or a BA, as defined by HIPAA. Our subcontractors that create, receive, maintain, transmit or otherwise process PHI on our behalf are HIPAA BAs and must also comply with HIPAA, as applicable.

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

In addition, we may be subject to state privacy, cybersecurity, and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. California, for example, has enacted the Confidentiality of Medical Information Act, which, in addition to HIPAA and HITECH, sets forth standards with which all California health care providers must abide. Colorado has enacted the Colorado Privacy Act, and Virginia has enacted the Consumer Data Protection Act, both of which also have standards that must be complied with that supplement Federal data protection requirements. State laws may be more stringent, broader in scope or offer greater individual rights with respect to PHI than HIPAA, and state laws may differ from each other in regards to personal information treatment, which may complicate compliance efforts. For instance, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020 and was amended by the passage of the California Privacy Rights Act (CPRA) in November of 2020, which amendments came into force on January 1, 2023. The CCPA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. Although there are certain exemptions for PHI and clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future and the CCPA may increase our compliance costs and potential liability. Additionally, the CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency – the California Privacy Protection Agency – specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that could continue to make compliance challenging and costly.

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

We may also be subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may add additional compliance burden and complexity. For example, in the EEA, the collection and use of personal data is governed by the European Union's General Data Protection Regulation (GDPR). In the United Kingdom, the GDPR has been adopted in substantially the same form, however the UK may potentially make revisions in the coming years. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data. European and United Kingdom data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which adds to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices is often updated or otherwise revised. GDPR applies extra-territorially under certain circumstances and imposes stringent requirements on controllers and processors of personal data, including, for example, requirements to ensure a legal bases to process personal information, provide robust disclosures to individuals, facilitate data subject rights, provide data security breach notifications within 72 hours after discovering a breach in certain circumstances, limit retention of personal information and apply enhanced protections to health data and other categories of sensitive personal information. The GDPR also has requirements around international transfers of personal data. Requirements around transfers to the United States and other jurisdictions have increased since a July 2020 decision by the Court of Justice of the European Union invalidated the Privacy Shield as a basis to transfer personal data from Europe to the United States, and added requirements for reliance on Standard Contractual Clauses. Regulatory guidance on requirements for international transfers, and other GDPR compliance matters, continues to evolve; for example, in July 2023, the European Commission completed adoption of a new adequacy decision for data flows to the United States. However, it is widely expected that the new adequacy decision will itself face scrutiny from the Court of Justice, underscoring that GDPR compliance is an ongoing endeavor. Failure to comply with the requirements of the GDPR may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of our preceding fiscal year, whichever is higher, and other administrative penalties. To comply with the GDPR and other applicable international data protection laws and regulations, we may be required to put in place additional mechanisms ensuring compliance, which may result in other substantial expenditures.

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

Moreover, data security incidents or data breaches, as well as attacks on our IT systems, could result in operational disruptions or data loss or corruption that could adversely impact our business and operations, resulting in substantial investment of resources to investigate, recover and remediate and subject us to heightened regulatory scrutiny. See Item 1C. "Cybersecurity" for additional information on our cybersecurity practices.

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

In December 2020, in its enactment of the Consolidated Appropriations Act, Congress enacted the No Surprises Act. This law, which took effect January 1, 2022, bars out-of-network providers from billing patients in excess of the in-network cost sharing for services furnished with respect to a visit at certain in-network health care facilities. The law establishes an independent dispute resolution process between the provider and the payer to determine the appropriate payment rate to the provider. As written, the No Surprises Act may apply to laboratory tests furnished by an independent laboratory with respect to a hospital visit. The law establishes a notice and consent exception that generally does not apply to laboratory tests, although it allows HHS to apply this exception to certain advanced tests. Regulations and subregulatory guidance were issued by HHS, the Department of Labor, and the Department of the Treasury in 2021 and 2022, with the first set of regulations was issued as an Interim Final Rule on July 1, 2021, a second set issued as an Interim Final Rule on September 30, 2021, and a third set issued as a Final Rule on August 19, 2022. These regulations and subregulatory guidance have provided additional information on the applicability of the No Surprises Act, the rules governing the independent dispute resolution process, and specific provider requirements (including the obligation to furnish a “good faith estimates” of “expected charges” to uninsured or self-pay patients), as well as areas of temporary enforcement discretion.

Environmental, Health and Safety Regulations

We are subject to various federal, state, local, and foreign environmental, health and safety laws and regulations and permitting and licensing requirements. Such laws include those governing laboratory practices, the generation, storage, use, manufacture, handling, transportation, treatment, remediation, release and disposal of, and exposure to potential bloodborne pathogens, hazardous materials and associated wastes. Our operations involve the generation, use, storage and disposal of hazardous materials as well as regulated medical waste, and the risk of injury, contamination or non-compliance with environmental, health and safety laws and regulations or permitting or licensing requirements cannot be eliminated. Compliance with environmental laws and regulations has not had a material effect on our capital expenditures, earning or competitive position. The Boulder, Colorado clinical laboratory passed an on-site inspection from the CDC in June 2021 due to COVID testing, which the Company no longer provides commercially. To date, there has not been a for cause OSHA or EPA inspection.

Corporate Information

We were incorporated in Delaware in 2005 as Elston Technologies, Inc. Throughout 2023, our principal executive offices were located at 2970 Wilderness Place, Suite 100, Boulder, Colorado 80301. Effective December 11, 2023, we relocated our principal executive offices to 919 West Dillon Rd, Louisville, CO 80027, and our telephone number is (303) 417-0500. On June 20, 2006, we changed our name to Biodesix, Inc.

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

We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.24 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) until December 31, 2025 (the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering (IPO)).

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

As of December 31, 2023, we had approximately 217 full-time and part-time employees, all of whom are located in the United States. The majority of our team member base is located in proximity to our corporate office and testing facilities located in Louisville, Colorado and our laboratory in De Soto, Kansas.

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

Training and Development

We invest in our team members' career growth and provide team members with a wide range of development opportunities, including face-to-face, virtual, and self-directed learning, mentoring, coaching, and external development.

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

Item 1A. Risk Factors.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. This summary does not address all of the risk that we face and should be read in conjunction with the entire Risk Factors section below beginning at “Risks Related to Our Business and Industry” within this Item 1A. "Risk Factors."

•
We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we achieve profitability, we may not be able to sustain it;
•
Our audited financial statements include a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern;
•
The commercial success of our current and future diagnostic tests and services and our revenue growth depends upon attaining significant market acceptance among payers, providers, clinics, patients, and biopharmaceutical companies;
•
We may encounter difficulties in managing our growth, which could disrupt our operations;
•
If we fail to retain sales and marketing personnel and, as we grow, fail to increase our sales and marketing capabilities or develop broad awareness of our diagnostic tests in a cost-effective manner, we may not be able to generate revenue growth;
•
If we cannot maintain our current relationships, or enter into new relationships, with biopharmaceutical companies, our revenue prospects could be reduced;
•
Our commercial success and revenue growth are highly dependent on the demand for, and increased adoption of, our diagnostic tests, which are subject to a number of risks and uncertainty;
•
We need to ensure strong product performance and reliability to maintain and grow our business;

•
We depend upon third-party suppliers, including single source suppliers, making us vulnerable to supply problems and price fluctuations;
•
Natural or man-made disasters or other similar events may significantly disrupt our business, and negatively impact our business, financial condition and results of operations;
•
Our industry is subject to rapid change, which could make our solutions and the diagnostic tests we develop and services we offer obsolete. If we are unable to continue to innovate and improve our diagnostic tests and services we offer, we could lose customers or market share;
•
Any failure to offer high-quality support for our diagnostic tests and services may adversely affect our relationships with providers and negatively impact our reputation among patients and providers, which may adversely affect our business, financial condition and results of operations;
•
We may face additional costs, loss of revenue, significant liabilities, harm to our brand, decreased use of our products or services and business disruption if there are any security or data privacy breaches or other unauthorized or improper access.

Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows. All of the risks described below should be carefully considered together with the other information contained and incorporated by reference in this report.

Risks Related to our Business and Industry

We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we achieve profitability, we may not be able to sustain it.

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. We reported net losses of $52.1 million and $65.4 million the years ended December 31, 2023 and 2022, respectively. As a result of these losses, as of December 31, 2023, we had an accumulated deficit of approximately $419.6 million.

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

We are an emerging growth company and, as such, we have incurred significant losses since inception and have yet to generate positive cash flows from operations. Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our Perceptive Term Loan Facility and may result in our inability to continue as a going concern. Any such impacts could have a material and adverse effect on the price of our common stock.

Our financial statements as of and for the period ended December 31, 2023 were prepared on the assumption that we would continue as a going concern. These financial statements did not include any adjustments that might result from the outcome of this uncertainty. As of December 31, 2023, we maintained cash and cash equivalents of $26.3 million and we have $40.0 million in principal balance outstanding on our Perceptive Term Loan (as defined below). We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock in both underwritten public offerings and private placements, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and, prior to May 11, 2023, COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services and licensing our technology. Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in the Perceptive Term Loan Facility or to obtain waivers or amendments that impact the related covenants.

Based on our current operating plan, unless we continue to raise additional capital (debt or equity), we expect that we will be unable to maintain our financial covenants under our existing loan agreement during the next twelve months, which could result in an Event of Default (as defined in the Perceptive Term Loan Facility), causing an acceleration and repayment of the outstanding balances. As a result, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months from the date these financial statements were issued. Although we have taken steps to improve our liquidity, including through raising debt and equity capital, and have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses, we do not expect that these actions alone will be sufficient to maintain our financial covenants. In addition, if we are not able to improve our operating results, we may need to limit our operations substantially. We will need to raise additional capital in the form of debt or equity to increase our liquidity but there is no assurance that we will be able to secure any such funding in a sufficient amount or on terms that are acceptable to us. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. Furthermore, the reaction of investors to the inclusion of a going concern statement in this report, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

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

As of December 31, 2023, we had approximately 217 full and part-time employees. Over the next several years, we expect to continue to significantly increase the number of our employees and the scope of our operations, particularly in the areas of sales, marketing and reimbursement, product development, regulatory affairs and other functional areas, including finance, accounting, quality and legal. Additionally, we expect to expand our testing capacity as we commercialize additional diagnostic tests. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational quality and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to manage the expansion of our operations or recruit and train additional qualified personnel in an effective manner. Any inability to manage growth could delay the execution of our business plans or disrupt our operations and have a material and adverse effect on our business, financial condition, and results of operations.

Since our inception, we have experienced multiple cycles of growth and anticipate further growth in our business operations. This future growth could put strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales organization management. We expect to continue to increase headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, laboratory personnel, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

Our future success depends in part on our ability to maintain these relationships and to establish new relationships. Many factors have the potential to impact such collaborations, including the type of biomarker support required and our ability to deliver it and our biopharmaceutical customers’ satisfaction with our tests or services and other factors that may be beyond our control. Furthermore, our biopharmaceutical customers may decide to decrease or discontinue their use of our tests due to changes in research and product development plans, failures in their clinical trials, financial constraints, or utilization of internal testing resources or tests performed by other parties, or other circumstances outside of our control. In addition to reducing our revenue, the loss of one or more of these relationships may reduce our exposure to research and clinical trials that facilitate the collection and incorporation of new information into our biobank.

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

We need to maintain and continuously improve the performance and reliability of our diagnostic tests, including the Nodify XL2 and Nodify CDT tests, and the GeneStrat and VeriStrat tests to achieve our profitability objectives. Poor product performance and reliability could lead to customer dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. Our diagnostic tests may contain errors or defects, and while we have made efforts to test them extensively, we cannot assure that our current diagnostic tests, or those developed in the future, will not have performance problems. Performance issues with our diagnostic tests will increase our costs in the near-term and accordingly adversely affect our business, financial condition and results of operations.

We depend upon third-party suppliers, including single source suppliers, making us vulnerable to supply problems and price fluctuations.

We rely on third-party suppliers to provide certain components of our diagnostic tests, including a select few (located in the United States, Europe and China), as critical single source providers of components. Bio-Rad, as described below, is the sole source supplier for our GeneStrat test. Oncimmune is also the sole source supplier for our Nodify CDT tests but there are known secondary suppliers for these materials. While we have initiated the second source qualification process for the majority of these critical components, we may not be successful in securing second sourcing for all of them at all or on a timely basis.

Many of our suppliers are not obligated to perform services or supply diagnostic testing materials for any specific period, in any specific quantity or at any specific price, except as may be provided in a particular purchase order. We depend on our suppliers and to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. These suppliers may cease producing the components we purchase from them or otherwise decide to cease doing business with us. Further, we maintain limited volumes of inventory from most of our suppliers. If we inaccurately forecast demand for finished goods, we may be unable to meet customer demand which could harm our competitive position and reputation. In addition, if we fail to effectively manage our relationships, we may be required to change suppliers. While we believe replacement suppliers exist for all materials, components and services necessary to manufacture our diagnostic tests, establishing additional or replacement suppliers for any of these materials, components or services, if required, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, may affect the performance of our diagnostic tests or could require that we modify their processes. Even if we are able to find replacement suppliers, we will be required to verify that the new supplier maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which we may not obtain on a timely basis or at all.

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

We partner with suppliers in the development and production of supplies for our diagnostic tests. While we are undertaking a number of initiatives designed to reduce the cost of performing our diagnostic tests, including reducing the costs of supplies, there is no guarantee that we will be able to achieve planned cost reductions from our various cost savings initiatives. There may also be unforeseen occurrences that increase our costs, such as increased prices of the components of our diagnostic tests, changes to labor costs or less favorable terms with third-party suppliers. If we are unable to reduce our costs, or if cost reductions are less significant or less timely than projected, we will not be able to achieve sustainable gross margins, which would adversely affect our ability to invest in and grow our business and adversely impact our business, financial condition and results of operations.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including a future outbreak of the novel strain of coronavirus disease, COVID-19, and its variants could adversely affect our business.

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

The COVID-19 pandemic also negatively affected our non-COVID-19 testing-related revenue and our clinical studies. For example, cancer patients had more limited access to hospitals, healthcare providers and medical resources as they took steps to control the spread of COVID-19. Our biopharmaceutical customers have faced challenges in recruiting patients and in conducting clinical trials to advance their pipelines, for which our tests could be utilized. Further, our clinical studies, such as our ongoing INSIGHT study and our recently launched ALTITUDE study, as well as our arrangements with our biopharmaceutical customers, are expected to take longer to complete than what we expected before the outbreak of the COVID-19 pandemic.

The extent to which the a future pandemic or epidemic, including a future outbreak of the COVID-19 virus, impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the resurgence of COVID-19 or any other virus and the actions to contain or treat its impact, among others.

While the potential economic impact brought by, and the duration of, any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and a reduction in our ability to access capital, which could adversely affect our liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, including COVID-19, could materially affect our business. Such economic recession could have a material adverse effect on our long-term business. To the extent a pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Natural or man-made disasters and other similar events may significantly disrupt our business, and negatively impact our business, financial condition and results of operations.

A significant portion of our employee base, operating facilities and infrastructure are centralized in Louisville, Colorado and we operate a laboratory facility in De Soto, Kansas. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, nuclear disasters, riots, acts of terrorism or other criminal activities, infectious disease outbreaks or pandemic events power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business, financial condition and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations. In addition, the facilities of our suppliers and manufacturers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business.

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

For the year ended December 31, 2023, Medicare reimbursed 43% of our diagnostic test revenue to us and one customer accounted for 10% of our total revenue. For the year ended December 31, 2022, Medicare reimbursed 37% of our diagnostic test revenue to us and one customer accounted for 10% of our total revenue. There are risks whenever a large percentage of total revenues are concentrated with a limited number of payers and customers. It is not possible for us to predict the level of demand for our diagnostic tests and services that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs, the timing of which may be affected by market conditions or other factors outside of our control. These payers and customers could also potentially pressure us to reduce the prices we charge for our diagnostic tests and services, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our largest payers terminates its relationship with us or our tests are no longer reimbursable by such payer, such termination could negatively affect our revenues and results of operations.

Our results of operations will be materially harmed if we are unable to accurately forecast customer demand for, and utilization of, our diagnostic tests and manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and manufacture our diagnostic tests based on our estimates of future demand for our diagnostic tests. Our ability to accurately forecast demand for them could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our diagnostic tests or for those of our competitors, our failure to accurately forecast customer acceptance of new diagnostic tests, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our diagnostic tests, our supply chain partners and/or internal manufacturing team may not be able to deliver components and diagnostic tests to meet our requirements, and this could result in damage to our reputation, sales growth and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will adversely affect our business, financial condition and results of operations.

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

We believe we have adequate product liability insurance, but it may not prove to be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive and costs may continue to rise. We may not be able to maintain or obtain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. The potential inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or inhibit the marketing and sale of our diagnostic tests and services. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts, which would have a material adverse effect on our business, financial condition and results of operations. In addition, any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation in the industry, significantly increase our expenses and reduce product sales.

We face competition from many sources, including larger companies, and we may be unable to compete successfully.

There are a number of lung cancer diagnostic solutions companies in the United States, Europe and Asia. Notable competitors in the United States include Veracyte, Inc., Guardant Health, Inc. and Foundation Medicine, Inc. These competitors all provide cancer-focused diagnostic tests to hospitals, researchers, clinicians, laboratories and other medical facilities. Many of these organizations are significantly larger with greater financial and personnel resources than us, and enjoy significantly greater market share and have greater resources than we do. As a consequence, they may be able to spend more on product development, marketing, sales and other product initiatives than we can. Some of our competitors have:

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

We rely on commercial courier delivery services to transport samples to our laboratory facility in a timely and cost-efficient manner and if these delivery services are disrupted, our business will be harmed. Our business depends on our ability to quickly and reliably deliver test results to our customers. Blood samples are typically received within days from the United States and outside the United States for analysis at our Louisville, Colorado and De Soto, Kansas facilities. Disruptions in delivery service, whether due to labor disruptions, bad weather, natural disaster, civil unrest or disturbances, terrorist acts or threats or for other reasons could adversely affect specimen integrity and our ability to process samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

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

Pricing and reimbursement of medical devices is not harmonized at the European level, but is the exclusive competence of the EU Member States. In Europe, pricing and reimbursement decisions are generally made by regional or centralized bodies based on an assessment of the efficacy and clinical effectiveness of the devices or broad device types or procedures. There is a general trend for EU Member States to adopt cost containment measures to control public spend on medical devices. Due to the competitive nature of product offers and prices, we may not be able to obtain new, or maintain existing, contract positions with the EU Member States.

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

In October of 2016, the Collaboration Agreement was amended to eliminate the requirement that we cover all of the initial costs. Under the amended terms, we agreed to allow AVEO to recapture its cost that it otherwise would not have been responsible for said recapture to occur out of any royalties or revenues eventually derived from the Collaboration Agreement. As part of the Collaboration Agreement, unless we or AVEO exercised our right to opt-out of co-development, we would equally share in any income received from licensing rights to ficlatuzumab to any third parties. In September 2020, we exercised our opt-out right for the payment of half of the development and regulatory costs for ficlatuzumab. This opt-out was effective as of December 2, 2020 with remaining obligations estimated to be $0.1 million. Following the effective date, we will be entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab. Ficlatuzumab is currently being evaluated in squamous cell carcinoma of the head and neck (SCCHN), metastatic pancreatic ductal cancer (PDAC), and acute myeloid leukemia (AML).

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

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA, in which the parties agreed to restructure the Milestone Payments. The Company made five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million which began in July 2023, will make one installment of $5.0 million in April 2024, and will make one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments is subject to ongoing compliance under the Perceptive Term Loan, and, commencing January 1, 2024, consent from Perceptive.

In addition, on October 31, 2019 we completed an acquisition of Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") including its CLIA lab in De Soto, Kansas and its incidental pulmonary nodule (IPN) malignancy test, then marketed in the United States as the EarlyCDT Lung® test. We renamed and relaunched the test on February 28, 2020 as the Nodify CDT test and the De Soto, Kansas lab is the sole United States provider of the Nodify CDT test.

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

We agreed to a revenue share payment of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Royalty expenses were $1.0 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.

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

We may not be able to attract or retain qualified scientists and technicians in the future due to the competition for qualified personnel among life science businesses, particularly near our headquarters in Louisville, Colorado and our laboratory facility in De Soto, Kansas. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. We may have difficulties locating, recruiting, or retaining qualified salespeople. Recruiting and retention difficulties can limit our ability to support our research and development and sales programs. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued and may continue to issue equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We also do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

On November 16, 2022 (Closing Date), we entered into a credit agreement and guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP as the lender and administrative agent (the Lender) that provides for a senior secured delayed draw term loan facility with Perceptive Advisors LLC (Perceptive), in an aggregate principal amount of up to $50.0 million (the Perceptive Term Loan Facility) to refinance long-term debt. The Perceptive Term Loan Facility provides for an “interest-only” period during the term of the loan with principal due at the maturity date, which will be November 21, 2027.

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

On May 10, 2023, the Company entered into the First Amendment with the Lender, whereby, subject to the terms and conditions of the First Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold of each fiscal quarter commencing on the fiscal quarter ending June 30, 2023 through and including the fiscal quarter ending

March 31, 2024. As consideration for the First Amendment, the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock which are equity classified at a per share exercise price equal to $1.6254.

On August 4, 2023, the Company entered into the Second Amendment to the Credit Agreement and Guaranty (the Second Amendment) with Perceptive as lender and administrative agent and the Company, as borrower, whereby, subject to the terms and conditions of the Second Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing with the fiscal quarter ending June 30, 2024 through and including the fiscal quarter ending December 31, 2025.

The Perceptive Term Loan Facility contains certain covenants limiting our ability to, among other things, engage in certain corporate changes, make certain restricted payments, repay other certain indebtedness or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly launched, cleared, authorized or approved diagnostic tests. In the United States, many significant decisions about reimbursement for new diagnostics and medicines are typically made by the CMS, an agency within HHS. CMS decides whether and to what extent a new diagnostic or medicine will be covered and reimbursed under Medicare, although it frequently delegates this authority to local Medicare Administrative Contractors (MACs). Private payers tend to follow Medicare to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel diagnostic tests such as ours. Additionally, reimbursement authorities or bodies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement, or have been approved under restricted conditions, in certain European countries.

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

If the FDA were to determine that our tests are not within the current enforcement discretion policy for LDTs for any reason, or if FDA finalizes its proposed rule to end enforcement discretion or issues new rules, policies, or guidance, due to new legislation or on its own accord, our tests may become subject to FDA requirements, including pre-market review. If this were to happen, it may impact our marketing practices relating to the relevant tests, which in turn may have an adverse impact on our business, financial condition and results of operations.

Failure to comply with federal, state and foreign laboratory licensing requirements and the applicable requirements of the FDA or any other regulatory authority, could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial sanctions.

The diagnostic testing industry is subject to extensive laws and regulations, many of which have not been interpreted by the courts. Tests without FDA clearance, approval, or authorization would not be considered covered countermeasures under the Public Readiness and Emergency Preparedness Act (PREP Act), which authorizes HHS to provide limited liability immunity protection to certain individuals and entities against a claim of loss under federal and state law “caused by, arising out of, relating to, or resulting from” the manufacture, distribution, administration, or use of a covered medical countermeasure, except for claims involving willful misconduct. Consequently, any violations of applicable laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees and could result in a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our Louisville, Colorado and De Soto, Kansas laboratories are both CAP-accredited clinical laboratories regulated by CMS pursuant to CLIA. We also have a current CLIA certificate for each facility. To maintain these certificates, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory from time to time. Furthermore, our diagnostic tests are categorized as LDTs and are not currently subject to FDA regulation, although certain components provided by third parties and used to create and/or administer the test may be. LDTs are a subset of IVDs that are intended for clinical use and developed, validated, and offered within a single laboratory for use only in that laboratory. Failure to adhere to any new FDA regulation would result in fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal penalties.

Our current line of diagnostic tests is covered under CLIA and CMS, but the FDA may end its general policy of enforcement discretion and regulate laboratory developed tests as medical devices. Changes in the way that the FDA regulates tests performed by laboratories like ours could result in delay or additional expense in offering our tests and tests that we may develop in the future.

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

In recent years, the FDA has publicly announced its intention to regulate certain LDTs and has set forth various proposals for a phased-in risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. Until recently, the FDA has articulated such policies through guidance documents, compliance manuals, website statements, and other informal issuances, but not through notice-and-comment rulemaking. On September 29, 2023, the FDA announced a proposed rule to amend its regulations to explicitly regulate LDTs as IVD tests in accordance with the agency’s regulatory authority over medical devices. If this rule is finalized, our tests that are currently offered as LDTs would become subject to statutory and regulatory provisions that are applicable to medical devices, including but not limited to, medical device reporting and correction and removal reporting requirements, quality systems regulations, registration and listing requirements, and premarket review requirements.

Even if the proposed rule is not finalized, Congress could take action to amend the law to change the current regulatory framework for in vitro diagnostics and LDTs to require premarket review of LDTs and other regulatory requirements. New requirements, whether imposed through legislation or administratively, could result in delay or additional expense in offering our tests and tests that we may develop in the future. Moreover, failure to comply with applicable requirements under the relevant timeframes could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial enforcement actions, which in turn may have an adverse impact on our business, financial condition, and results of operations.

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

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our diagnostic tests. For example, FDA announced a proposed rule in September 2023 to phase out its enforcement discretion over LDTs and regulate such diagnostic tests as medical devices. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of planned or future diagnostic tests. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

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

The GDPR also prohibits the transfer of personal data from the EEA/UK to a country outside of the EEA/UK (e.g., the United States) unless made to a country deemed to have adequate data privacy laws by the European Commission (or UK Government in case of the UK GDPR) or a data transfer mechanism has been put in place. Until recently, one such data transfer mechanism was the EU-US Privacy Shield. However, in July 2020 the Court of Justice of the European Union (CJEU) declared the Privacy Shield to be invalid. Following an executive order on trans-Atlantic data flows issued by President Biden in October 2022, the European Commission in December 2022 announced that it had initiated the process of drafting a new adequacy decision based on a modified data transfer framework that would replace the Privacy Shield, which it completed in July 2023. Though adoption of a new adequacy decision may have the effect of making data transfers to the United States easier, it is widely expected that the updated transfer framework and the adequacy decision will also be reviewed by the CJEU. The CJEU also upheld the validity of standard contractual clauses (SCCs) as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. In turn, the findings of the CJEU will have significant implications for cross-border data flows and may lead to increased transaction, compliance, and technological costs to support international data transfers.

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

Third-party payers require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology (CPT) code. The CPT code set is maintained by the American Medical Association (AMA). In cases where there is not a specific CPT code to describe a test, such as with the GeneStrat NGS test, the test may be billed under an unlisted molecular pathology procedure code or through the use of a combination of single gene CPT codes, depending on the payer. The Protecting Access to Medicare Act of 2014 (PAMA) authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The AMA has created a new section of CPT codes, Proprietary Laboratory Analyses codes to facilitate implementation of this section of PAMA. In addition, CMS may assign unique level II Healthcare Common Procedure

Coding System codes to tests that are not already described by a unique CPT code. The VeriStrat, Nodify XL2, and Nodify CDT tests have test specific CPT codes, but the GeneStrat NGS test does not at this time.

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

Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our diagnostic tests, products and services and technology. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, to protect our proprietary technology and prevent others from duplicating our suite of diagnostic tests and products. However, these means may afford only limited protection and may not:

•
prevent our competitors from duplicating our diagnostic tests and products, including our Nodify XL2, Nodify CDT, GeneStrat and VeriStrat tests;
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

An inability to incorporate technologies or features that are important or essential to our diagnostic tests or products could have a material adverse effect on our business, financial condition and results of operations, and may prevent us from selling our rights to either of the Nodify XL2 and Nodify CDT tests, or the VeriStrat and GeneStrat tests.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets and our business may be adversely affected.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make diagnostic tests or products that are similar to our Nodify XL2, Nodify CDT, GeneStrat or VeriStrat tests or utilize similar technology that is not covered by the claims of our patents or that incorporates certain technology in our Nodify XL2, Nodify CDT, GeneStrat or VeriStrat tests;
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

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•
volume and customer mix for our Nodify XL2, Nodify CDT, GeneStrat ddPCR, GeneStrat NGS, and VeriStrat testing;
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

The trading market for our common stock develops is influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a small reporting company and emerging growth company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

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

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. It is possible that interpretation, industry practice and guidance may evolve over time. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 67.0% of our outstanding common stock as of December 31, 2023. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

Operating as a public company requires us to incur substantial costs and requires substantial management attention.

As a public company, we have incurred and will continue to incur costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Securities Exchange Act of 1934, as amended (the Exchange Act), as well as the rules of NASDAQ. Compliance with these rules and regulations have significantly increased our accounting, legal and financial compliance costs and make some activities more time-consuming. These rules and regulations could make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. Accordingly, increases in costs incurred as a result of being a publicly traded company may adversely affect our business, financial condition and results of operations.

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a result of being a public company, we are required, under Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

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

1B. Unresolved Staff Comments.

None.

1C. Cybersecurity.

Risk Management and Strategy

Our business relies on secure and continuous processing of information and the availability of our IT networks and IT resources, as well as critical IT vendors that support our technology, research and other data processing operations. We have integrated cybersecurity risk management into our broader risk management framework. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our IT department continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs. The Company maintains comprehensive security policies and procedures. These policies and procedures include but are not limited to security and data privacy training for staff, physical security, and electronic data security. Our electronic data security policies and procedures follow HIPAA, GDPR, SEC guidelines, and examples encompass data access controls, data privacy controls, password controls, data encryption, and incident response including an in-depth process for determining materiality. On top of the policies, our network is protected via firewall implementation and cyber-threat monitoring which includes 24/7 vulnerability scanning and 24/7 monitoring using extended detection and response for advanced intrusion detection.

The Company also engages with a range of external experts in evaluating and testing our risk management systems. These partnerships allow us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes audits, threat assessments, and consultation on security enhancements.

The Company is also aware of the risks associated with third-party service providers. To oversee these risks, we conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.

Current Cybersecurity Risks

As of the date of this Annual Report on Form 10-K, the Company has not experienced any cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. In the event of a cybersecurity incident, the Company is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents. See "Risk Factors— We may face additional costs, loss of revenue, significant liabilities, harm to our brand, decreased use of our products or services and business disruption if there are any security or data privacy breaches or other unauthorized or improper access."

Management and Board Oversight

Our management is responsible for day-to-day risk management activities. Our Board of Directors, acting directly and through its committees, is responsible for the oversight of our risk management. The Nominating and Governance Committee monitors our cybersecurity risk profile, receives periodic updates from management on all matters related to cybersecurity and reports to our full Board of Directors on an annual basis or as necessary. The Nominating and Governance Committee is composed of members with diverse expertise that allows them to oversee cybersecurity risks effectively.

Management is involved in assessing and managing material cybersecurity risks and incidents through dialogue with our Information Security Officer. Our Information Security Officer brings expertise to this role through his in-depth knowledge and experience in technology management and cybersecurity. Our Information Security Officer is continually informed about the latest developments in cybersecurity. This is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity incidents, and allows him to regularly inform our Chief Executive Officer and Chief Financial Officer of any and all aspects of our business related to cybersecurity and information technology.

Our Chief Executive Officer, Chief Financial Officer and Information Security Officer regularly report to the Nominating and Governance Committee to ensure effective and efficient oversight of our cybersecurity threats and material risks, and to assist in proper risk management. Significant cybersecurity matters and strategic risk management decisions will be escalated from the Nominating and Governance Committee to the Board of Directors, ensuring that there is comprehensive oversight and the full Board of Directors can provide guidance on critical cybersecurity issues.

Item 2. Properties.

Throughout fiscal year 2023 our headquarters were located in Boulder, Colorado, where we leased office and laboratory space, under an operating lease agreement that expired in January 2024. In March 2022, the Company entered into a lease agreement (the CVP Lease) with Centennial Valley Properties I, LLC, a Colorado limited liability company for office and laboratory space in Louisville, Colorado. In August 2022, CVP assigned the lease to CVP I Owner LLC, within the terms allowing for the assignment of the lease. The purpose of the CVP Lease was to replace the Company’s leased premises in Boulder, Colorado. The Company relocated its corporate headquarters to Louisville, Colorado in December 2023. We also lease office and laboratory space located in De Soto, Kansas, under an operating lease agreement that expires in October 2026. A portion of our employees are located outside of Colorado and Kansas, and others work from home. Our properties are suitable for our current business operations.

Location	Use	Square Feet	Expiration
Louisville, Colorado	Office and laboratory	79,980	March 31, 2035
De Soto, Kansas	Office and laboratory	9,066	October 31, 2026

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “BDSX”. The high and low closing prices for our common stock on The NASDAQ Global Market from January 1, 2023 to December 31, 2023 were $2.50 and $1.04, respectively.

Holders of our Common Stock

As of February 23, 2024, there were approximately 239 holders of our common stock.

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

Recent Sales of Unregistered Securities and Use of Proceeds

On August 3, 2023, the Company entered into subscription agreements (the August 2023 Subscription Agreements) with all of the members of our Board of Directors, all Section 16 officers, and additional members of the Biodesix leadership team (together, the Investors) for the issuance and sale by the Company of an aggregate of 16,975,298 shares of the Company’s common stock at a purchase price (determined in accordance with NASDAQ rules relating to the “Minimum Value” of the Company’s common stock) of $1.62 per share for an aggregate purchase price of approximately $27.5 million. The Subscription Agreements did not include any registration rights.

The Company used the proceeds for the commercial expansion of sales, research and development, and for general corporate purposes (see – Item 8. "Financial Statements and Supplementary Data").

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

The Company used the proceeds to, among other things and in conjunction with a public offering, fund the repayment of the promissory note with Streeterville Capital, LLC (Streeterville), the Loan and Security Agreement with Silicon Valley Bank (SVB), and for general corporate purposes (see – Item 8. "Financial Statements and Supplementary Data").

On April 7, 2022, the Company entered into subscription agreements (the April 2022 Subscription Agreements) with a consortium of investors (the April Investors), including three members of our Board of Directors and other existing shareholders of the Company, for the issuance and sale by the Company of an aggregate of 6,508,376 shares of the Company’s common stock at a purchase price (determined in accordance with NASDAQ rules relating to the “Minimum Value” of the Company’s common stock) of $1.79 per share, which is equal to the closing price of the Company’s common stock on April 7, 2022, generating proceeds of $11.7 million. The three members of our Board of Directors acquired an aggregate of 3,631,284 shares pursuant to the form of the April 2022 Subscription Agreements that did not include any registration rights as they are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act), and Rule 506 promulgated thereunder. The remaining 2,877,092 shares were acquired by others pursuant to the form of the April 2022 Subscription Agreements whereby we agreed to file, subject to certain exceptions, a shelf registration statement with respect to resales of such shares with the SEC no later than 60 days from April 7, 2022, which the Company filed on June 6, 2022.

The Company used the proceeds to, among other things, fund the partial repayment of the 2021 Term Loan and for general corporate purposes (see – Item 8. "Financial Statements and Supplementary Data").

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Annual Report on Form 10-K for the period ended December 31, 2023 (Form 10-K) as “we”, “us”, “our” or the “Company.”

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), is provided to supplement the audited financial statements and the related notes in Part II - Item 8 of this Annual Report on Form 10-K. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year and the primary factors that accounted for those changes. Data for the years ended December 31, 2023 and 2022 has been derived from our audited financial statements included in this Annual Report on Form 10-K.

Overview

We are a leading diagnostic solutions company with a focus in lung disease. By combining a multi-omic approach with a holistic view of the patient’s disease state, we believe our testing solutions provide physicians with greater insights to help personalize their patient’s care and meaningfully improve disease detection, evaluation, and treatment. Our unique approach to precision medicine provides timely and actionable clinical information, which we believe helps improve overall patient outcomes and lowers the overall healthcare cost by reducing the use of ineffective and unnecessary treatments and procedures. In addition to our diagnostic tests, we provide biopharmaceutical companies with services that include diagnostic research, clinical trial testing, and the discovery, development, and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies.

Our core belief is that no single technology will answer all clinical questions that we encounter. Therefore, we employ multiple technologies, including genomics, transcriptomics, proteomics, radiomics, and AI enabled informatics, to discover innovative diagnostic tests for potential clinical use. Our multi-omic approach is designed to enable us to discover diagnostic tests that answer critical clinical questions faced by physicians, researchers, and biopharmaceutical companies.

We continuously incorporate new market insights and patient data to enhance our platform through a data-driven learning loop. We regularly engage with our customers, key opinion leaders, and scientific experts to stay ahead of the rapidly evolving diagnostic treatment landscape to identify additional clinical unmet needs where a diagnostic test could help improve patient care. Additionally, we incorporate clinical and molecular profiling data from our commercial clinical testing, research studies, clinical trials, and biopharmaceutical customers or other collaborative partnerships, to continue to advance our platform. We have a variety of samples with associated data in our biobank, including tumor profiles and immune profiles, which are used for both internal and external research and development initiatives.

We have commercialized five diagnostic tests for our lung diagnostic business, each of which have Medicare coverage, which are currently available for use by physicians. Our Nodify XL2 and Nodify CDT tests, marketed as Nodify Lung Nodule Risk Assessment testing, assess the risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify CDT and XL2 tests have an established average turnaround time of one and five business days, respectively, from receipt of the blood sample, providing physicians with timely results to guide diagnostic planning. The Nodify Lung Risk Assessment testing has resulted in a change in the calculated risk of malignancy in 80-85% of the cases. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. Our GeneStrat ddPCR, GeneStrat NGS, and VeriStrat tests, marketed as part of our IQLung testing strategy, are used following diagnosis of lung cancer to detect the presence of mutations in the tumor and the state of the patient’s immune system to help guide treatment decisions. The GeneStrat targeted tumor genomic profiling test and the VeriStrat immune profiling test have an established average turnaround time of two business days. The GeneStrat NGS test is our blood-based NGS test and has an established average turnaround time of three business days. The 52-gene panel includes guideline recommended mutations to help physicians treating advanced-stage lung cancer patients identify all four major mutation classes and genes, such as EGFR, ALK, KRAS, MET, NTRK, ERBB2, and others, and delivers them in an expedited timeframe so patient treatment can begin sooner.

In addition to the five diagnostic tests currently on the market, we perform more than 30 assays for research use as part of our laboratory services that have been used by over 65 biopharmaceutical companies and academic partners. All of our diagnostic and services testing is performed at one of our two accredited, high-complexity clinical laboratories in Louisville, Colorado and De Soto, Kansas.

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

In response to the COVID-19 pandemic, through our partnership with Bio-Rad, we commercialized the Biodesix WorkSafe testing program, which included three commercialized tests. These tests under the Biodesix WorkSafe testing program were utilized by healthcare providers, including hospitals and nursing homes, and were also offered to businesses and educational systems. We announced multiple partnerships for COVID-19 testing and maintained an agreement with the State of Colorado to be one of the diagnostic companies to support widespread COVID-19 testing for the State, which expired on August 31, 2022. Our scientific diagnostic expertise, technologies, and existing commercial infrastructure enabled us to rapidly commercialize two FDA EUA authorized tests, a part of our customizable program. Both diagnostic tests are owned and were developed by Bio-Rad and Bio-Rad has granted us permission to utilize both tests for commercial diagnostic services. The Bio-Rad SARS-CoV-2 ddPCR test was FDA EUA authorized on May 1, 2020, authorizing performance of the test in laboratories certified under CLIA to perform high complexity tests. The second test is the Platelia SARS-CoV-2 Total Ab test, which is an antibody test intended for detecting a B-cell immune response to SARS-CoV-2, indicating recent or prior infection. The Platelia SARS-CoV-2 Total Ab test was FDA EUA authorized on April 29, 2020. Beginning in second quarter 2021, we began partnering with GenScript Biotech Corporation to commercialize the blood-based cPass SARS-CoV-2 Neutralizing Antibody testing as a service. The test was the first surrogate neutralizing antibody test with FDA EUA and uses ELISA technology to qualitatively detect circulating neutralizing antibodies to the RBD in the spike protein of SARS-CoV-2 that are produced in response to a previous SARS-CoV-2 infection.

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

Factors Affecting Our Performance

We believe there are several important factors that have impacted our operating performance and results of operations, including:

•
Testing volume and customer mix. Our revenues and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of our commercial tests, or the number of tests that we perform for patients on behalf of clinicians, as well as tests for biopharmaceutical companies. Our performance depends on our ability to retain and increase adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these customer verticals. Customer mix for our tests has the potential to significantly impact our results of operations, as the average selling price for biopharmaceutical sample testing is currently significantly greater than our average selling price for clinical tests since we are not a contracted provider for, or our tests are not covered by all clinical patients’ insurance. We evaluate our average selling price for tests that are covered by Medicare, Medicare Advantage and commercial payers to understand the trends in reimbursement and apply those trends to our revenue recognition policies.
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

•
Investment in clinical studies and product innovation to support growth. A significant aspect of our business is our investment in research and development, including the development of new products and our investments in clinical utility studies. We have invested heavily in clinical studies for our on market and pipeline products. Our studies focus primarily on the clinical utility of our tests including the ongoing INSIGHT study to continue our clinical understanding of the predictive and prognostic value of the VeriStrat test. On June 27, 2023, we completed and closed enrollment of 5,000 patients in the INSIGHT study with non-small cell lung cancer. The ALTITUDE study, launched during the fourth quarter 2020, seeks to further demonstrate the efficacy of the Nodify XL2 and Nodify CDT tests. A secondary focus of our studies is understanding the economic impact of our tests in assisting with decisions related to patient management and the potential impact of our tests in reducing overall healthcare costs. On July 12, 2023, we announced the prospective, real-world ORACLE study (An Observational Registry Study to Evaluate the Performance of the Nodify XL2 Test) achieved the primary endpoint of a statistically significant change in the proportion of benign lung nodules managed by Nodify XL2 experiencing invasive procedures. The ORACLE study showed patients with benign nodules managed with the Nodify XL2 test were 74% less likely to undergo an unnecessary invasive procedure compared to the control group. Additionally, the proportion of patients sent to CT surveillance with malignant nodules did not differ between the Nodify XL2 group and the control group.

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

Fourth Quarter and Full Year 2023 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the year ended December 31, 2023 as compared to the same period in 2022 unless otherwise noted:

•
Total revenue of $14.7 million and $49.1 million for the fourth quarter and fiscal 2023, respectively, an increase of 52% and 49% over the respective prior year comparable periods excluding COVID testing revenues, and an increase of 53% and 28% over the respective prior year comparable periods including COVID testing revenues;
o
Lung Diagnostic revenue of $12.8 million and $45.1 million for the fourth quarter and fiscal 2023, respectively, an increase of 55% and 54% over the respective prior year comparable periods, primarily driven by the continued adoption of Nodify Lung® Nodule Risk Assessment tests;

o
Biopharma Services and other revenue of $1.9 million and $3.9 million for the fourth quarter and fiscal 2023, respectively, an increase of 38% and 6% over the respective prior year comparable periods, a result of both delivering against our expanding book of business and securing new agreements;
•
Gross profit was $11.3 million or 77% and $36.1 million or 73% for the fourth quarter and fiscal 2023, respectively, as a percentage of revenue compared to 66% and 63% in the prior year comparable periods, primarily driven by growth in Lung Diagnostic testing and optimization of testing workflows that resulted in improvements in costs per test, the ongoing recovery of our Biopharma Services business, and the commercial discontinuation of lower-margin COVID-19 testing;
•
Operating expenses (excluding direct costs and expenses) of $18.2 million and $77.4 million for the fourth quarter and fiscal 2023, a decrease of 10% and increase of 4% over the respective prior year comparable periods;
o
Decrease in fourth quarter 2023 is primarily attributable to a decrease in research and development costs, partially offset by increased sales and marketing costs to support Lung Diagnostic sales growth, enhance product awareness and drive adoption, while the full year increase in operating expenses was driven by an increase in sales and marketing costs, partially offset by a reduction in research and development costs;
o
Includes non-cash stock compensation expense of $1.1 million and $5.4 million during fourth quarter and fiscal 2023, respectively, a decrease of 48% and 10% over the respective prior year comparable periods;
•
Net loss of $9.1 million and $52.1 million for the fourth quarter and fiscal 2023, respectively, an improvement of 55% and 20% over the respective prior year comparable periods;
o
Fourth quarter and fiscal 2023 included a gain of $0.1 million and loss of $1.3 million, respectively, from the change in fair value of warrant liabilities associated with our term loan facility with Perceptive Advisors (Perceptive);
o
Fourth quarter and fiscal 2022 included loss on debt extinguishment and modification of $4.0 million and $7.0 million, respectively;
•
Cash and cash equivalents of $26.3 million as of December 31, 2023;
o
The Company successfully drew down the second tranche of $10 million from its $50 million term loan facility with Perceptive in the fourth quarter of 2023;
o
Cash balance includes the remaining $12.2 million of the $27.5 million private placement announced in August 2023.

Components of Operating Results

Revenues

We derive our revenue from two primary sources: (i) providing diagnostic testing in the clinical setting (Diagnostic Tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, clinical trial testing, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Biopharma Services and other).

Diagnostic Tests

Diagnostic test revenue is generated from delivery of results from our diagnostic tests. In the United States, we performed tests as both an in-network and out-of-network service provider depending on the test performed and the contracted status of the insurer. We provide diagnostic tests in two primary categories: (i) lung diagnostic testing and (ii) COVID-19 testing. On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expiration of the Public Health Emergency declaration under Section 319, the Company no longer provides commercial COVID-19 diagnostic testing services.

We consider diagnostic testing to be completed upon the delivery of test results to our customer, either the prescribing physician or third-party to which we contracted for services to be performed, which is considered the performance obligation. The fees for such services are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. We determine the transaction price related to our contracts by considering the nature of the payer, test type, the historical amount of time until payment by a payer, and historical price concessions granted to groups of customers.

Biopharma Services and other

Services revenue is generated from the delivery of our on-market tests, pipeline tests, custom diagnostic testing, and other scientific services for a purpose as defined by any individual customer. At times we collaborate with large biopharmaceutical companies in an attempt to discover biomarkers that would be helpful in their drug development or marketing. The performance obligations and related revenue for these sales is defined by a written agreement between us and our customer. These services are generally completed upon the delivery of testing results, or other contractually defined milestone(s), to the customer, which is considered the performance obligation. Customers for these services are typically large pharmaceutical companies where collectability is reasonably assured and therefore revenue is accrued upon completion of the performance obligations. Revenue derived from services is often unpredictable and can cause significant swings in our overall net revenue line from quarter to quarter.

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

Operating Expenses

Direct costs and expenses

Cost of diagnostic testing generally consists of cost of materials, direct labor, including bonuses, employee benefits, share-based compensation, equipment and infrastructure expenses associated with acquiring and processing test samples, including sample accessioning, test performance, quality control analyses, charges to collect and transport samples; curation of test results for physicians; and in some cases, license or royalty fees due to third parties. Costs associated with performing our tests are recorded as the tests are processed regardless of whether revenue was recognized with respect to the tests. Infrastructure expenses include allocated depreciation of laboratory equipment, rent costs, amortization of leasehold improvements and information technology costs. Royalties for licensed technology are calculated as a percentage of revenues generated using the associated technology and recorded as expense at the time the related revenue is recognized. One-time royalty payments related to signing of license agreements or other milestones, such as issuance of new patents, are amortized to expense over the expected useful life of the patents. While we do not believe the technologies underlying these licenses are necessary to permit us to provide our tests, we do believe these technologies are potentially valuable and of possible strategic importance to us or our competitors. Under these license agreements, we are obligated to pay aggregate royalties ranging from 1% to 8% of sales in which the patents or know-how are used in the product or service sold, sometimes subject to minimum annual royalties or fees in certain agreements.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the year ended December 31, 2023, interest expense consists of cash and non-cash interest from the Perceptive Term Loan Facility and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. For the year ended December 31, 2022, interest expense primarily consists of cash and non-cash interest from the secured promissory note with Streeterville, the 2021 Term Loan, the Perceptive Term Loan, and changes in the value of our contingent consideration. Interest income, which is included in ‘Other income, net’ in the statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Year Ended December 31,		Change
	2023	2022	$	%
Revenues	$49,087	$38,212	$10,875	28%
Operating expenses
Direct costs and expenses	13,010	14,154	(1,144)	(8)%
Research and development	9,988	13,102	(3,114)	(24)%
Sales, marketing, general and administrative	67,387	61,462	5,925	10%
Impairment loss on intangible assets	44	81	(37)	(46)%
Total operating expenses	90,429	88,799	1,630	2%
Loss from operations	(41,342)	(50,587)	9,245	18%
Other (expense) income
Interest expense	(9,536)	(8,072)	(1,464)	(18)%
Loss on extinguishment of liabilities, net	—	(6,981)	6,981	100%
Change in fair value of warrant liability, net	(1,274)	84	(1,358)	(1,617)%
Other income, net	6	109	(103)	(94)%
Total other expense	(10,804)	(14,860)	(4,056)	(27)%
Net loss	$(52,146)	$(65,447)	$13,301	20%

Share-based compensation (1)	$5,373	$5,961	$(588)	(10)%

(1) Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Year Ended December 31,		Change
	2023	2022	$	%
Revenues
Lung Diagnostic	$45,135	$29,298	$15,837	54%
COVID-19	57	5,240	(5,183)	(99)%
Diagnostic Testing revenue	45,192	34,538	10,654	31%
Biopharma Services and other revenue	3,895	3,674	221	6%
Total revenues	$49,087	$38,212	$10,875	28%

Total revenue increased $10.9 million or 28% for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Diagnostic test revenue increased $10.7 million or 31% for the year ended December 31, 2023 compared to the same period in 2022. The increase for the year ended December 31, 2023 compared to the same period in 2022 is due to an increase in our lung diagnostic testing revenue of $15.8 million, driven by an increase in our Nodify XL2 and CDT diagnostic tests delivered. The Company’s lung diagnostic sales efforts continued to gain momentum during the year ended December 31, 2023 as the number of tests delivered reached the highest in Company history for four consecutive quarters. Partially offsetting this increase was a $5.2 million reduction in COVID-19 testing revenue for the year ended December 31, 2023, resulting from the expiration of significant COVID-19 testing contracts and the recession of the COVID-19 pandemic. Additionally, on January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expiration of the Public Health Emergency declaration under Section 319, the Company no longer provides COVID-19 diagnostic testing services commercially.

Biopharma Services and other revenue increased $0.2 million or 6% for the year ended December 31, 2023 compared to the same period in 2022. The increase in revenue for the year ended December 31, 2023 was primarily due to recovery in testing volumes from clinical studies and services.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue decreased $1.1 million or 8% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in costs for the year ended December 31, 2023 was driven primarily by the overall decline in COVID-19 testing volume and reductions in inventory obsolescence as the Company began exiting our commercial COVID-19 testing services in the latter half of 2022. This was partially offset by an increase in direct costs and expenses associated with increased lung diagnostic and services testing volume.

Research and development

Research and development expenses decreased $3.1 million or 24% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in cost was due primarily to a decrease in internal expenses associated with compensation and benefit costs as well as clinical trial and other external costs associated with contracted services and laboratory costs.

The following table summarizes our external and internal costs for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Year Ended December 31,		Change
	2023	2022	$	%
External expenses:
Clinical trials and associated costs	$1,663	$2,551	$(888)	(35)%
Other external costs	2,822	3,625	(803)	(22)%
Total external costs	4,485	6,176	(1,691)	(27)%
Internal expenses	5,503	6,926	(1,423)	(21)%
Total research and development expenses	$9,988	$13,102	$(3,114)	(24)%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $5.9 million or 10% for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was driven primarily by increases in employee compensation and benefits associated with an increase in sales team headcount and variable compensation as well as increases in non-employee costs associated with increased spending on various sales meetings, training, and campaigns during 2023 as compared to 2022. During the year ended December 31,

2022, the Company’s sales efforts continued to be impacted by the COVID-19 pandemic due to surges associated with multiple variants, restricting and delaying the Company's ability to execute our lung diagnostic sales strategy, resulting in lower sales and marketing costs in the first half of 2022.

Non-Operating Expenses

Interest expense

Interest expense increased $1.5 million or 18% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The interest expense for the year ended December 31, 2023 is primarily related to interest associated with the Perceptive Term Loan Facility of $5.5 million and interest associated with the contingent consideration of $3.9 million. The interest expense for the year ended December 31, 2022 is primarily related to interest associated with the contingent consideration of $3.3 million, Perceptive Term Loan Facility of $0.5 million, the 2021 Term Loan with Silicon Valley Bank of $2.4 million, and securities purchase agreement with Streeterville Capital, LLC of $1.8 million in 2022.

Loss on extinguishment of liabilities, net

The Company recorded a loss on extinguishment of liabilities of zero and $7.0 million for the years ended December 31, 2023 and 2022, respectively. On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA in which all parties agreed to restructure the milestone payments. During the three months ended June 30, 2022, the Company evaluated Amendment No. 3 to the Indi APA in accordance with applicable accounting standards under U.S. GAAP which resulted in the extinguishment of the original instrument due to the substantially different terms. As a result, during the three months ended June 30, 2022, we recorded a loss on the extinguishment of $2.9 million. Additionally, as a result of the extinguishment of Promissory Note One and the 2021 Term Loan, the Company recorded a loss on debt extinguishment of $3.6 million and $0.5 million, respectively, associated with the prepayment premium and the write-off of unamortized original issue discount (OID) and debt issuance costs.

Change in fair value of warrant liability

On November 21, 2022, as consideration for the Perceptive Term Loan, the Company issued the Perceptive Warrant, with warrants exercisable into 3,000,000 shares of the Company’s common stock issued on the funding date of the Tranche A Loan which are equity classified (the Initial Warrants). In addition to the Initial Warrants and to the extent the Company has the ability to exercise its right to borrow the remaining availability under the Perceptive Term Loan, additional warrants will become exercisable into 1,000,000 shares of common stock concurrently with the borrowing of the Tranche B Loan (the Tranche B Warrants), and additional warrants will become exercisable into 1,000,000 shares of common stock concurrently with the borrowing of the Tranche C Loan (the Tranche C Warrants). The Company initially accounted for the Tranche B and C Warrants as liabilities as the Tranche B and C Warrants did not meet the criteria for equity classification. During the year ended December 31, 2023, the Company recorded a $1.3 million net loss as a change in fair value through the statement of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on Tranche B and C loans. On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan. In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital. As of December 31, 2023, the Tranche C Warrants remain classified as a liability.

Liquidity and Capital Resources

We are an emerging growth company and, as such, have yet to generate positive cash flows from operations. We have funded our operations to date principally from net proceeds from the sale of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness as described below.

On March 7, 2022 (the LPC Effective Date), we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (the Purchase Agreement), pursuant to which Lincoln Park has committed to purchase up to $50.0 million of our common stock (the LPC Facility). Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of our common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on the LPC Effective Date. As consideration for Lincoln Park's irrevocable commitment to purchase our common stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, on the LPC Effective Date, we issued 184,275 shares of common stock to Lincoln Park as a commitment fee valued at $600,000 for which no consideration was received.

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

On May 9, 2022, the Company entered into a securities purchase agreement with Streeterville, pursuant to which, among other things, Streeterville: (i) purchased Promissory Note One in the aggregate principal amount totaling $16.0 million in exchange for $15.0 million less certain expenses. Promissory Note One could, at the Company's option, be settled in cash or shares of common stock of the Company, upon the terms and subject to the limitations and conditions. On May 9, 2022, the Company closed on Promissory Note One for gross proceeds of $15.0 million (approximately $12.8 million, net, after deducting debt issuance costs and OID).

On November 21, 2022, the Company funded and/or closed various financing transactions, including: (i) a term loan facility with Perceptive Advisors, LLC (Perceptive) for up to $50.0 million, with funding of $30.0 million on November 21, 2022, and two additional contingently issuable tranches of $10.0 million each subject to certain terms and conditions, including revenue milestones, (ii) a follow-on equity offering of common stock for $40.4 million in gross proceeds and (iii) a subscription agreement for the issuance of common stock to certain members of the Company’s management team for $0.3 million. Collectively, the Company raised gross proceeds of approximately $70.7 million ($65.7 million after deducting commissions, fees and expenses payable). Approximately $23.9 million of the net proceeds were used to retire Promissory Note One with Streeterville and the 2021 Term Loan with Silicon Valley Bank. The remaining proceeds of approximately $42.0 million were used for commercial expansion of sales, supporting the Company’s product pipeline, research and development and for general corporate purposes.

The Perceptive Term Loan Facility contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $2.5 million; and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2023, recognize revenue in amounts agreed to between the Company and Perceptive.

On April 7, 2023, the Company entered into a limited waiver under which Perceptive agreed to waive the minimum revenue requirement for the three months ended March 31, 2023 (Limited Waiver). In addition, on May 10, 2023, the Company entered into the First Amendment to the Perceptive Term Loan Facility (the First Amendment) with Perceptive, whereby subject to the terms and conditions of the First Amendment, the minimum net revenue covenant was modified to reduce the threshold through the twelve month period ended March 31, 2024.

On August 3, 2023, the Company entered into subscription agreements with all of the members of our Board of Directors, all Section 16 officers, and additional members of the Biodesix leadership team for the issuance and sale by the Company of an aggregate of 16,975,298 of the Company’s common stock for an aggregate purchase price of approximately $27.5 million. During the three months ended September 30, 2023, the Company received $15.3 million in proceeds and issued 9,454,927 shares of common stock. On September 27, 2023, the Company entered into an amendment to delay final closing on one subscription agreement. The remaining $12.2 million in proceeds was received and 7,520,371 shares of common stock were issued during the three months ended December 31, 2023.

On August 4, 2023, the Company entered into the Second Amendment to the Perceptive Term Loan Facility (the Second Amendment) with Perceptive, whereby subject to the terms and conditions of the Second Amendment, the minimum net revenue covenant was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ending June 30, 2024 through and including the fiscal quarter ending December 31, 2025.

Pursuant to the original terms of the agreement with Perceptive, the Perceptive Term Loan Facility includes an additional Tranche B Loan, in an aggregate amount of up to $10.0 million, which was accessible by the Company so long as the Company satisfied certain customary conditions precedent, including revenue milestones. Under the terms of the Second Amendment, the conditions precedent for drawing on the Tranche B Loan were amended to (i) reduce the trailing-twelve month revenue milestone and (ii) add the receipt of aggregate cash proceeds of at least $27.5 million from an equity offering of the Company's common stock. During the three months ended December 31, 2023, the Company met the conditions precedent associated with the Tranche B Loan and, on December 15, 2023, the Company exercised its ability to draw the Tranche B loan for $10.0 million (the Tranche B Loan).

During the year ended December 31, 2023, the Company raised approximately $0.6 million ($0.6 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 376,456 common shares at a weighted average price per share of $1.66 under the ATM facility. As of December 31, 2023, the Company had remaining available capacity for share issuances of approximately $28.9 million under the ATM facility and up to $46.9 million under the LPC Facility, each subject to the restrictions and limitations of the underlying facilities, as well as volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding.

As of December 31, 2023, we maintained cash and cash equivalents of $26.3 million and we have $40.0 million in outstanding aggregate principal amount on our Perceptive Term Loan. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and, prior to May 11, 2023, COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services and licensing our technologies. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-K in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our loan agreement or to obtain waivers or amendments that impact the related covenants. As of December 31, 2023, the Company was in compliance with all restrictive covenants associated with its borrowing and entered into a limited waiver on February 14, 2024 to the Perceptive Term Loan Facility (the Limited Waiver). Subject to the terms and conditions of the Limited Waiver, Perceptive agreed to (i) waive compliance with the December 31, 2023 Minimum Net Revenue covenant and (ii) waive the requirement that the Annual Report on Form 10-K for the year-ended December 31, 2023 and auditor's opinion on the financial statements herein shall not be subject to any going concern or like qualification or exception audit.

Based on our current operating plan, unless we continue to raise additional capital (debt or equity), we expect that we will be unable to maintain our financial covenants under our existing loan agreement during the next twelve months, which could result in an Event of Default, as defined in the Perceptive Term Loan Facility, causing an acceleration of the outstanding balances. We have taken steps to improve our liquidity through raising debt and equity capital and have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our financial covenants.

On February 29, 2024, the Company entered into a third amendment to the Perceptive Term Loan Facility (the Third Amendment), whereby, subject to the terms and conditions of the Third Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ending March 31, 2024 through and including the fiscal quarter ending December 31, 2025.

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

We expect to continue to incur operating losses in the near term while we make investments to support our anticipated growth. Our current operating plan, which is in part determined based on our most recent historical actual results and trends, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern for a period beyond one year from when the December 31, 2023 financial statements are issued. Our audited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash flows (used in) provided by:
Operating activities	$(22,870)	$(44,972)
Investing activities	(23,062)	(3,534)
Financing activities	29,129	58,882
Net (decrease) increase in cash and cash equivalents and restricted cash	$(16,803)	$10,376

Our cash flows resulted in a net decrease in cash and cash equivalents and restricted cash of $16.8 million during the year ended December 31, 2023 as compared to the net increase in cash of $10.4 million for the year ended December 31, 2022. For the year ended December 31, 2023, net cash used in operating activities decreased by approximately $22.1 million primarily due to the $18.3 million in tenant improvement allowances received for capital expenditures and leasehold improvements related to the CVP Lease which have been reimbursed from the CVP landlord (see cash used in investing activities below). Partially offsetting the CVP tenant improvement allowances is $2.5 million of the contingent consideration payment made during the three months ended December 31, 2023 which is now classified as a cash outflow from operating activities due to the applicable US GAAP requirements. Additionally, the Company had favorable changes in working capital that contributed to the changes in net cash used in operating activities compared to the same period in 2022. During the year ended December 31, 2022, our $5.0 million cash collateralized letter of credit under the operating lease agreement with CVP was released and the funds were subsequently transferred to the landlord as a refundable deposit to secure the performance of the Company’s obligations.

Net cash used in investing activities during the year ended December 31, 2023 totaled $23.1 million, an increase of $19.5 million compared to the same period in 2022. The increase in net cash used in investing activities was primarily due to increases in purchases of property and equipment and capital expenditures for leasehold improvements related to the CVP Lease. These leasehold improvements are tenant improvements and have been reimbursed from the Landlord, as described above in net cash used in operating activities.

Net cash provided by financing activities during the year ended December 31, 2023 totaled $29.1 million, a decrease of $29.8 million compared to the same period in 2022. The net cash provided by financing activities for the year ended December 31, 2023 primarily resulted from $28.0 million net proceeds from the issuance of common stock, $10.0 million net proceeds from the issuance of Tranche B under the Perceptive Term Loan Facility, and $0.7 million in proceeds from the issuance of common stock under the ESPP and exercise of stock options. These proceeds were partially offset by milestone payments to Indi of $8.6 million. The net cash provided by financing activities for the year ended December 31, 2022 primarily resulted from $56.3 million net proceeds from the issuance of common stock, $41.4 million net proceeds from the issuance of Promissory Note One and the Perceptive Term Loan, and $0.6 million in proceeds from the issuance of common stock under the ESPP and exercise of stock options. These proceeds were partially offset by the repayment of Promissory Note One and the 2021 Term Loan of $28.6 million, and milestone payments to Indi of $10.8 million.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of December 31, 2023 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$62,903	$5,897	$11,677	$45,329	$—
Contingent consideration	23,403	23,403	—	—	—
Operating lease obligations	46,909	2,406	8,176	8,214	28,113
Finance lease obligations	769	356	413	—	—
Total	$133,984	$32,062	$20,266	$53,543	$28,113
(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect at December 31, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2023, we have not entered into any off-balance sheet arrangements.

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

Revenue Recognition

We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for our goods or services. To determine revenue recognition for our arrangements with our customers, we perform a five-step process, which includes: (i) identifying the contract(s) with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when (or as) we satisfy our performance obligations. The Company generates revenues from (i) diagnostic tests and (ii) assay development, testing services, and licensing our technologies (Biopharma Services and other revenue).

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

Implications of Being an Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act (JOBS Act). As an emerging growth company, we may take advantage of certain exemptions from various public company reporting requirements, including the requirement that our internal control over financial reporting be audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), certain requirements related to the disclosure of executive compensation in our periodic reports and proxy statements, the requirement that we hold a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of December 31, 2023, we had $40.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of December 31, 2023, a hypothetical 100 basis point increase in interest rates would have an estimated $0.4 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework. Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.

This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference from the information under the captions "Board and Corporate Governance Matters—Proposal One: Election of Directors" and "—Director Independence" contained in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023 in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders (the Proxy Statement). Certain information required by this item concerning executive officers is set forth in the Proxy Statement under the caption "Executive Compensation—Compensation of Named Executive Officers" and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled "Stock Ownership—Delinquent Section 16(a) Reports" in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our President and Chief Executive Officer, our Chief Financial Officer and other employees who perform financial or accounting functions. The Code of Business Conduct and Ethics sets forth the basic principles that guide the business conduct of our employees. Stockholders may request a free copy of our Code of Business Conduct and Ethics by contacting Biodesix, Inc., Attention: Chief Financial Officer, 919 West Dillon Rd, Louisville, Colorado 80027.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information under the caption "Board and Corporate Governance Matters—Policies and Procedures for Related Party Transactions" and "—Director Independence" contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the information under the caption "Audit Matters—Principal Accountant Fees and Services" contained in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

4.7**

Warrant to Purchase Stock, dated May 10, 2023, issued by the Company to Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

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

10.8.3+**

Amendment No. 2 to the Biodesix, Inc. 2021 Senior Management Bonus to Equity Plan (incorporated by reference to Exhibit 10.8.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2023).

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

10.11†+**

Executive Employment Letter, by and between Biodesix, Inc. and Scott Hutton, dated February 23, 2020 (incorporated by reference to Exhibit 10.9.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

10.12†+**

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

10.13.2**

Office Lease between Aero-Tech Investments, LLC and Biodesix, Inc., dated January 24, 2022 (incorporated by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022).

10.14.1†**	Lease Assignment of De Soto Facility, dated November 1, 2019 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

10.14.2**

De Soto Amendment to Commercial Lease Agreement, effective April 4, 2023, by and between Biodesix, Inc. and De Soto Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.15.1**

Lease agreement by and between Centennial Valley Properties I, LLC and Biodesix, Inc. dated March 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2022).

10.15.2**

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

10.23.1†**

Asset Purchase Agreement among Biodesix, Inc., Integrated Diagnostics, Inc., and the stockholders of Integrated Diagnostics, Inc., listed therein, dated June 30, 2018 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

10.23.2**	Amendment No. 2 to Asset Purchase Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q filed with the SEC on August 10, 2021).
10.23.3**	Amendment No. 3 to Asset Purchase Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the SEC on May 11, 2022).
10.24†**

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

10.26**

Purchase Agreement, dated March 7, 2022, by and between Biodesix, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 7, 2022).

10.27**

Registration Rights Agreement, dated March 7, 2022, by and between Biodesix, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on March 7, 2022).

10.28**

Form of Subscription Agreement with resale registration rights provision, dated April 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on April 11, 2022).

10.29**

Form of Subscription Agreement without registration rights, entered by the three members of our Board of Directors, dated April 7, 2022 (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on April 11, 2022).

10.30**

Credit Agreement and Guaranty, dated as of November 16, 2022, by and among the Company and Perceptive Credit Holdings IV, LP. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on November 21, 2022).

10.31**

Limited Waiver, dated April 7, 2023, by and between Biodesix, Inc. and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.32**

First Amendment to Credit Agreement and Guaranty, dated May 10, 2023, by and among the Company and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.33**

Second Amendment to Credit Agreement and Guaranty, dated August 4, 2023, by and among the Company and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2023).

10.34*	Limited Waiver, dated February 14, 2024, by and between Biodesix, Inc. and Perceptive Credit Holdings IV, LP
10.35*	Third Amendment to Credit Agreement and Guaranty, dated February 29, 2024, by and among the Company and Perceptive Credit Holdings IV, LP.
10.36**

Security Agreement, dated as of November 21, 2022, by and among the Company and Perceptive Credit Holdings IV, LP. (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on November 21, 2022).

10.37**	Form of Subscription Agreement, dated November 21, 2022 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on November 21, 2022).
10.38**	Form of Subscription Agreement, dated August 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2023).
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page of this Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Relating to Recovery of Erroneously Award Compensation.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Portions of this exhibit have been omitted as the Registrant has determined that the omitted information (i) is not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.

+ Indicates management contract or compensatory plan.

* Filed herewith.

** Previously filed.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biodesix, Inc.

Date: March 1, 2024	By:	/s/ CHRISTOPHER C. VAZQUEZ
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

Name	Title	Date

/s/ SCOTT HUTTON	President, Chief Executive Officer (Principal Executive Officer)	March 1, 2024
Scott Hutton

/s/ ROBIN HARPER COWIE	Chief Financial Officer, Secretary and Treasurer	March 1, 2024
Robin Harper Cowie

/s/ CHRISTOPHER C. VAZQUEZ	Chief Accounting Officer	March 1, 2024
Christopher C. Vazquez

/s/ JOHN PATIENCE	Chairman and Director	March 1, 2024
John Patience

/s/ JEAN FRANCHI	Director	March 1, 2024
Jean Franchi

/s/ JON FAIZ KAYYEM	Director	March 1, 2024
Jon Faiz Kayyem, Ph.D.

/s/ LAWRENCE T. KENNEDY, JR.	Director	March 1, 2024
Lawrence T. Kennedy, Jr.

/s/ HANY MASSARANY	Director	March 1, 2024
Hany Massarany

/s/ JACK SCHULER	Director	March 1, 2024
Jack Schuler

/s/ MATTHEW STROBECK	Director	March 1, 2024
Matthew Strobeck, Ph.D.

/s/ CHARLES WATTS	Director	March 1, 2024
Charles Watts, M.D.

Item 8. Financial Statements and Supplementary Data

BIODESIX, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Biodesix, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biodesix, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado

March 1, 2024

BIODESIX, INC.

Balance Sheets

(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$26,284	$43,088
Accounts receivable, net of allowance for doubtful accounts of $65 and $118	7,679	5,065
Other current assets	5,720	5,181
Total current assets	39,683	53,334
Non‑current assets
Property and equipment, net	27,867	5,848
Intangible assets, net	7,911	9,797
Operating lease right-of-use assets	1,745	2,973
Goodwill	15,031	15,031
Other long-term assets	6,859	5,923
Total non‑current assets	59,413	39,572
Total assets	$99,096	$92,906

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,929	$1,685
Accrued liabilities	7,710	8,218
Deferred revenue	324	962
Current portion of operating lease liabilities	252	1,543
Current portion of contingent consideration	21,857	10,341
Current portion of notes payable	51	49
Other current liabilities	293	41
Total current liabilities	33,416	22,839
Non‑current liabilities
Long‑term notes payable, net of current portion	35,225	25,004
Long-term operating lease liabilities	25,163	5,254
Contingent consideration	—	18,645
Other long-term liabilities	712	558
Total non‑current liabilities	61,100	49,461
Total liabilities	94,516	72,300
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2023 and 2022) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 96,235,883 (2023) and 77,614,358 (2022) shares issued and outstanding	96	78
Additional paid‑in capital	424,050	387,948
Accumulated deficit	(419,566)	(367,420)
Total stockholders' equity	4,580	20,606
Total liabilities and stockholders' equity	$99,096	$92,906

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenues	$49,087	$38,212
Operating expenses:
Direct costs and expenses	13,010	14,154
Research and development	9,988	13,102
Sales, marketing, general and administrative	67,387	61,462
Impairment loss on intangible assets	44	81
Total operating expenses	90,429	88,799
Loss from operations	(41,342)	(50,587)
Other (expense) income:
Interest expense	(9,536)	(8,072)
Loss on extinguishment of liabilities, net	—	(6,981)
Change in fair value of warrant liability, net	(1,274)	84
Other income, net	6	109
Total other expense	(10,804)	(14,860)

Net loss	$(52,146)	$(65,447)
Net loss per share, basic and diluted	$(0.64)	$(1.55)
Weighted-average shares outstanding, basic and diluted	82,113	42,103

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Stockholders' Equity

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2021	30,790	$31	$321,669	$(301,973)	$19,727
Issuance of common stock, net	45,705	46	56,189	—	56,235
Issuance of common stock under employee stock purchase plan	194	—	355	—	355
Issuance of common stock for deferred offering costs	184	—	600	—	600
Exercise of stock options	384	1	268	—	269
Release of restricted stock units	357	—	—	—	—
Issuance of Initial Warrants	—	—	2,906	—	2,906
Share‑based compensation	—	—	5,961	—	5,961
Net loss	—	—	—	(65,447)	(65,447)
Balance - December 31, 2022	77,614	78	387,948	(367,420)	20,606
Issuance of common stock, net	17,352	17	27,986	—	28,003
Issuance of common stock under employee stock purchase plan	437	—	643	—	643
Exercise of stock options	123	—	91	—	91
Release of restricted stock units	710	1	—	—	1
Issuance of First Amendment warrants	—	—	674	—	674
Reclassification of Tranche B warrants to additional paid-in capital	—	—	1,335	—	1,335
Share‑based compensation	—	—	5,373	—	5,373
Net loss	—	—	—	(52,146)	(52,146)
Balance - December 31, 2023	96,236	$96	$424,050	$(419,566)	$4,580

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(52,146)	$(65,447)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	3,328	3,597
Amortization of lease right-of-use assets	2,179	2,247
Loss on extinguishment of liabilities, net	—	6,981
Share‑based compensation expense	5,373	5,961
Change in fair value of warrant liability, net	1,274	(84)
Provision for doubtful accounts	497	93
Accrued interest, amortization of debt issuance costs and other	5,111	5,037
Inventory excess and obsolescence	166	906
Impairment loss on intangible assets	44	81
Changes in operating assets and liabilities:
Accounts receivable	(4,718)	(1,501)
Other current assets	905	1,113
Other long-term assets	33	(3,504)
Accounts payable and other accrued liabilities	513	(773)
Deferred revenue	(755)	(1,213)
Contingent consideration	(2,494)	—
Tenant improvement allowances received	18,323	2,471
Current and long-term operating lease liabilities	(503)	(937)
Net cash and cash equivalents and restricted cash used in operating activities	(22,870)	(44,972)

Cash flows from investing activities
Purchase of property and equipment	(22,919)	(3,298)
Patent costs and intangible asset acquisition, net	(143)	(236)
Net cash and cash equivalents and restricted cash used in investing activities	(23,062)	(3,534)

Cash flows from financing activities
Proceeds from the issuance of common stock	28,126	59,538
Proceeds from issuance of common stock under employee stock purchase plan	643	355
Proceeds from exercise of stock options	91	269
Payment of contingent consideration	(8,581)	(10,822)
Proceeds from term loan and notes payable	10,000	45,102
Repayment of term loan and notes payable	(49)	(28,604)
Payment of debt issuance costs	(833)	(3,725)
Deferred offering costs	—	(129)
Equity financing costs	(80)	(3,069)
Other	(188)	(33)
Net cash and cash equivalents and restricted cash provided by financing activities	29,129	58,882
Net (decrease) increase in cash and cash equivalents and restricted cash	(16,803)	10,376
Cash, cash equivalents, and restricted cash ‑ beginning of period	43,174	32,798
Cash, cash equivalents, and restricted cash ‑ end of period	$26,371	$43,174

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Year Ended December 31,
	2023	2022
Common stock issued for deferred offering costs	$—	$600
Deferred offering costs amortized against Additional paid-in capital	—	75
Debt issuance costs included in accounts payable and other accrued liabilities	18	631
Equity financing costs included in accounts payable and other accrued liabilities	43	160
Issuance of Perceptive Warrants	674	3,051
Operating lease right-of-use assets obtained in exchange for lease liabilities at adoption of ASC 842	—	1,269
Operating lease right-of-use assets obtained in exchange for lease liabilities	797	3,936
Finance lease right-of-use assets obtained in exchange for lease liabilities	773	123
Cash paid for interest	3,994	1,009
Reclassification of warrant liability to additional paid-in capital	1,335	—
Purchases of property & equipment included in accounts payable and accrued liabilities	793	—

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Notes to Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company”, “Biodesix”, “we” “us” and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado and the Company performs its blood-based diagnostic tests in its laboratory facilities which are located in Louisville, Colorado and De Soto Kansas. Throughout 2023, the Company leased its headquarters and laboratory facilities in Boulder, Colorado, under a lease agreement that expired in January 2024 and the Company subsequently relocated its corporate headquarters and laboratory facilities to Louisville, Colorado. The Company conducts all of its operations within a single legal entity. Biodesix is a leading diagnostic solutions company with a focus in lung disease. The Company develops diagnostic tests addressing important clinical questions by combining multi-omics through the use of artificial intelligence enabled informatics. We derive our revenue from two sources: (i) providing diagnostic testing services associated with (a) blood-based lung tests and (b) prior to May 11, 2023, Coronavirus Disease 2019 (COVID-19) tests (Diagnostic Tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Biopharma Services and other). Biodesix offers five Medicare-covered tests for patients with lung diseases which includes our blood-based Nodify Lung® Nodule Risk Assessment testing, consisting of the Nodify XL2® and the Nodify CDT® tests. These tests evaluate the risk of malignancy in incidental pulmonary nodules, enabling physicians to better triage patients to the most appropriate course of action. Additionally, our blood-based IQLung™ testing strategy for lung cancer patients integrates the GeneStrat® ddPCR test, the GeneStrat NGS® test and the VeriStrat® test to support treatment decisions across all stages of lung cancer.

The Company also offered three SARS-CoV-2 tests. The Bio-Rad SARS-CoV-2 ddPCR test, the cPASS™ neutralization antibody test kit, and the Platelia SARS-CoV-2 Total Ab test were granted Emergency Use Authorization (EUA) by the Federal Drug Administration (FDA). On January 30, 2023, the White House issued a Statement of Administration Policy announcing the President’s intention to allow the Public Health Emergency declaration under Section 319 to expire on May 11, 2023. In connection with the expiration of the Public Health Emergency declaration under Section 319, the Company no longer provides commercial COVID-19 diagnostic testing services.

Blood-Based Lung Tests

The Company offers five blood-based lung cancer tests across the lung cancer continuum of care:

Diagnosis

•
Nodify CDT and Nodify XL2 tests, marketed as Nodify Lung Nodule Risk Assessment testing, assess a suspicious lung nodule's risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify CDT and XL2 tests have an established average turnaround time of one and five business days, respectively, from receipt of the blood sample, providing physicians with timely results to guide diagnostic planning. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules.

Treatment & Monitoring

•
GeneStrat ddPCR, GeneStrat NGS and VeriStrat tests, marketed as part of our IQLung testing strategy, are used following diagnosis of lung cancer to detect the presence of mutations in the tumor and the state of the patient’s immune system to help guide treatment decisions. The GeneStrat ddPCR tumor genomic profiling test and the VeriStrat immune profiling test have established an average turnaround time of two business days from receipt of the blood sample, and the GeneStrat NGS test has an established average turnaround time of three business days from receipt of the blood sample, providing physicians with timely results to facilitate treatment decisions. The GeneStrat ddPCR test evaluates the presence of actionable mutations in lung cancer. The test is covered independent of stage and can be used multiple times per patient to monitor changes in mutation status. The GeneStrat NGS test is a broad 52 gene panel, including guideline recommended mutations that help identify advanced stage patients eligible for targeted therapy or clinical trial enrollment. The VeriStrat test is a blood-based proteomic test that provides a personalized view of each patient’s immune response to their lung cancer.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include: revenue recognition; the estimation of the fair value of goodwill and other intangible assets pursuant to the Company's annual impairment analysis; fair value of stock options; income tax uncertainties, including a valuation allowance for deferred tax assets; fair value of warrant liabilities; leases, including the estimated incremental borrowing rates; and contingencies. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recognized revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

Liquidity and Capital Resources

As of December 31, 2023, we maintained cash and cash equivalents of $26.3 million and we have $40.0 million in outstanding aggregate principal amount on our Perceptive Term Loan Facility (see Note 8 – Debt). We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and, prior to May 11, 2023, COVID-19 testing, and (ii) providing biopharmaceutical companies with development and testing services and licensing our technologies. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-K in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our Perceptive Term Loan Facility (see Note 8 – Debt) or to obtain waivers or amendments that impact the related covenants. As of December 31, 2023, the Company was in compliance with all restrictive covenants associated with its borrowing and entered into a limited waiver on February 14, 2024 to the Perceptive Term Loan Facility (the Limited Waiver). Subject to the terms and conditions of the Limited Waiver, Perceptive agreed to (i) waive compliance with the December 31, 2023 Minimum Net Revenue covenant and (ii) waive the requirement that the Annual Report on Form 10-K for the year-ended December 31, 2023 and auditor's opinion on the financial statements herein shall not be subject to any going concern or like qualification or exception audit.

Based on our current operating plan, unless we continue to raise additional capital (debt or equity), we expect that we will be unable to maintain our financial covenants under our existing loan agreement during the next twelve months, which could result in an Event of Default (as defined in the Perceptive Term Loan Facility), causing an acceleration and repayment of the outstanding balances. We have taken steps to improve our liquidity through raising debt and equity capital and have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses but we do not expect that these actions alone will be sufficient to maintain our financial covenants. The Perceptive Term Loan Facility requires the Company to recognize revenue in amounts agreed to between the Company and Perceptive as of the last day of each fiscal quarter, which commenced with the fiscal quarter ending March 31, 2023. On May 10, 2023 (the First Amendment Effective Date), the Company entered into the First Amendment to the Credit Agreement (the First Amendment), whereby subject to the terms and conditions of the First Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold through the twelve month period ended March 31, 2024. On August 4, 2023, the Company entered into a second amendment to the Perceptive Term Loan Facility, whereby subject to the terms and conditions of the second amendment, the Minimum Net Revenue Covenant was amended to reduce the relevant threshold through the twelve month period ended December 31, 2025 (see Note 8 – Debt) and raised approximately $27.5 million in net proceeds through a private placement equity offering (see Note 10 – Equity). Subsequent to December 31, 2023, the Company entered into a third amendment to the Perceptive Term Loan Facility, whereby, subject to the terms and conditions of the third amendment, the Minimum Net Revenue Covenant was amended to reduce the relevant threshold through the fiscal quarter ended December 31, 2025 (see Note 16 – Subsequent Events).

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

Segment Reporting

The Company has a single operating segment focused on providing diagnostic testing services to customers. Substantially all of the Company’s revenue and all long-lived assets were derived or located in the United States for the years ended December 31, 2023 and 2022.

Revenue Recognition

The Company generates revenues from two primary sources: (i) providing diagnostic testing in the clinical setting (Diagnostic tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, clinical trial testing, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Biopharma Services and other revenue).

Diagnostic test revenues consist of blood-based lung tests and are recognized in the amount expected to be received in exchange for diagnostic tests when the diagnostic tests are delivered. The Company determines the transaction price and amount to accrue related to its blood-based lung diagnostic test contracts using a portfolio approach by considering:

•
the nature of the payer and payer coverage;
•
payment history;
•
test type;
•
the historical amount of time until payment by a payer;
•
historical price concessions granted to groups of customers;
•
whether there is a reimbursement contract between the payer and the Company;
•
payment as a percentage of agreed upon rate (if applicable);
•
amount paid per test; and
•
any current developments or changes that could impact reimbursement.

Variable consideration, if any, is estimated based on an analysis of historical experience and adjusted as better estimates become available. These estimates require significant judgment by management.

Biopharma Services revenue consists of various types of tests or other scientific services for a purpose as defined by any individual customer, which are often larger biopharmaceutical companies, as defined by a written agreement between the Company and the customer. These services are generally completed upon the delivery of testing results, or achievement of contractual milestone(s) as defined in the customer agreements. Customers for these services are typically large biopharmaceutical companies where collectability is reasonably assured and therefore revenue is accrued upon completion of the performance obligations. Revenue for these services is recognized upon delivery of the completed test results, or upon completion of the contractual milestone(s).

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

The Company also provides services to patients with whom the Company does not have contracts as defined Accounting Standards Codification (ASC) 606, Revenue from contracts with customers. The Company recognizes revenue for these patients when contracts are established at the amount of consideration to which it expects to be entitled, or when the Company receives substantially all of the consideration subsequent to satisfaction and delivery of the performance obligations.

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

For a discussion of credit risk concentration of accounts receivable as of December 31, 2023 and 2022, see Note 11 — Revenue and Accounts Receivable Credit Concentration.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly-liquid instruments with an original maturity of three months or less from the date of purchase.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. As of December 31, 2023 and 2022, the Company had $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying balance sheets.

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

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the balance sheet and was $1.4 million for both years ended December 31, 2023 and 2022, respectively. The Company recorded a reserve for excess inventory of $0.1 million for both years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recorded $0.2 million and $0.9 million, respectively, to the statement of operations for excess and obsolete inventory.

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

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from the use and eventual disposition over its remaining useful life. The Company assesses recoverability by comparing the sum or projected undiscounted cash flows from the use and eventual disposition of the asset or asset group to its carrying value, and records an impairment loss if the carrying value is greater than the undiscounted future cash flows. There were no impairments for the years ended December 31, 2023 and 2022.

Intangible Assets

Intangible assets primarily consist of intangible assets acquired as part of business combinations, external costs associated with patent applications that are probable of future economic benefits, and trademark costs. Finite-lived intangibles are stated at cost, net of accumulated amortization. The Company amortizes finite-lived intangible assets using the straight-line method over their estimated useful lives of 10 years, based on management's estimate of the period over which their economic benefits will be realized, product life and patent life. Trademarks are considered indefinite lived and are not amortized.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate a reduction to fair value below their carrying amounts. There were immaterial impairments during the years ended December 31, 2023 and 2022.

Goodwill

Goodwill represents the excess of purchase price over amounts allocated to acquired assets and liabilities assumed in business combinations. The carrying value of goodwill is evaluated for impairment at least annually or more frequently when events or circumstances occur indicate a potential for impairment. The annual impairment test is performed on the last day of our fourth quarter. Prior to performing a quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. In the event the Company determines that it is more likely than not the carrying value of our single reporting unit is higher than its estimated fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. Through December 31, 2023, there were no accumulated impairment losses.

Leases

The Company acts as a lessee under all its lease agreements and holds various real estate leases for its headquarters and laboratory facilities in Colorado and Kansas and other various copier leases.

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

Additional information and disclosures required by this standard are contained in Note 9 — Leases.

Other Assets

The Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC (see Note 9 – Leases). As of December 31, 2023 and 2022, the $5.0 million refundable deposit is reported within 'Other long-term assets' in the balance sheet.

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

Contingent Consideration

The fair value of contingent consideration is assessed at each balance sheet date and changes, if any, to the fair value are recorded as ‘Interest expense’ in the statements of operations.

Warrant Liability

The fair value of warrant liabilities is assessed at each balance sheet date and changes, if any, to the fair value are recorded as 'Change in fair value of warrant liability, net' in the statement of operations.

Share‑Based Compensation

Stock Options

The Company grants service condition and performance condition stock options. Stock options are granted with exercise prices equal to the fair market value of our common stock on the date of grant. The grant date fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the use of assumptions, including the expected term of the option, expected volatility of our stock price, expected dividend yield, and the risk-free interest rate, among others. We estimate forfeitures and adjust these estimates to actual forfeitures as they occur. These assumptions involve inherent uncertainties including market conditions and employee behavior that are generally outside of the Company’s control. Service condition stock options are expensed based on the grant date fair value of the awards using the straight-line method over the requisite service period. Performance-condition stock options, if granted, vest based on achievement of multiple weighted performance goals, certification of performance achievement by the Compensation Committee of the Board of Directors, and continued service. For performance-condition stock options, compensation expense is updated for our expected performance level against performance goals at the end of each reporting period, which involves judgment as to achievement of certain performance metrics.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred income taxes are recognized based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results, or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. A valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. The recorded valuation allowance is based on significant estimates and judgments and if the facts and circumstances change, the valuation allowance could materially change. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

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

Standards being evaluated

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (ASC Topic 280). This ASU requires all public entities to provide additional disclosures about the entity's reportable segments and more detailed information about a reportable segment's expenses. This guidance will become effective for the Company beginning January 1, 2024, with early adoption permitted. The Company is currently evaluating this guidance and assessing the overall impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. This guidance will become effective for the Company beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating this guidance and assessing the overall impact on its financial statements.

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the balance sheets, which may differ from their respective fair values. The fair value of borrowings as of December 31, 2023 and 2022 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The carrying value of outstanding borrowings approximates the fair value as of December 31, 2023. The difference between the carrying value and fair value of outstanding borrowings as of December 31, 2022 is due to the debt issuance costs and the fair value of the Perceptive Warrant netted against the Perceptive Term Loan Facility. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$35,276	$35,506	$25,053	$26,785

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

The table below presents the reported fair values of contingent consideration and warrant liabilities, which are classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

Description	December 31, 2023	December 31, 2022
Current portion of contingent consideration	$21,857	$10,341
Contingent consideration	—	18,645
Total contingent consideration	$21,857	$28,986

Warrant liabilities	$—	$61

The following table presents the changes in contingent consideration and warrant liabilities for the dates indicated (in thousands):

Level 3 Rollforward	Contingent Consideration	Warrant Liabilities
Balance - December 31, 2021	$33,792	$—
Additions	—	145
Changes in fair value, net	—	(84)
Interest expense	3,082	—
Loss on extinguishment of liabilities	2,934	—
Payments	(10,822)	—
Balance - December 31, 2022	28,986	61
Changes in fair value, net	—	1,274
Interest expense	3,946	—
Payments	(11,075)	—
Reclassification of Tranche B Warrants to additional paid-in capital	—	(1,335)
Balance - December 31, 2023	$21,857	$—

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

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA, in which the parties agreed to restructure the Milestone Payments. The Company made five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million which began in July 2023, will make one installment of $5.0 million in April 2024, and will make one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments is subject to ongoing compliance under the Perceptive Term Loan Facility. We obtained consent from Perceptive and subsequently paid the contractual Milestone Payment due January 1, 2024.

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

During the years ended December 31, 2023 and 2022, the Company recorded $3.9 million and $3.1 million, respectively, in interest expense due to the passage of time and fixed payment schedule.

In accordance with ASC 230, Statement of Cash Flows, cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) should be reflected as a cash outflow for financing activities while the remaining portion of the amount paid should be reflected as a cash outflow from operating activities in the statement of cash flows. A portion of the October 2023 and all 2024 Milestone Payments are classified as cash outflows from operating activities in the Company's statements of cash flows.

Warrant Liabilities

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 8 – Debt), the Company issued Perceptive a warrant to purchase up to 5,000,000 shares of the Company's common stock (the Perceptive Warrant), including Initial Warrants and

Additional Warrants (as defined in Note 10 – Equity below). The Initial Warrants and First Amendment Warrants are equity classified (see Note 10 – Equity) while the Tranche B and C Warrants were initially classified as liabilities within 'Other short-term liabilities' and recognized at fair value. The fair value of the Tranche B and C Warrants is determined using a Black-Scholes model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value include the fair value of the Company's common stock, risk-free rate, the volatility of common stock, and the probability of the expected borrowing. Significant increases or decreases in the unobservable inputs could result in a significantly higher or lower fair value measurement. During the year ended December 31, 2023, the Company recorded a $1.3 million loss as a change in fair value through the statement of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on Tranche B and C loans. During the year ended December 31, 2022, the Company recorded $0.1 million as a change in fair value through the statement of operations due to changes in unobservable inputs.

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 8 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital (see Note 10 – Equity).

Note 5 – Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Lab equipment	$6,089	$6,035
Leasehold improvements	24,713	2,365
Computer equipment	1,221	749
Furniture and fixtures	1,034	349
Software	325	324
Vehicles	97	97
Construction in process	—	2,947
	33,479	12,866
Less accumulated depreciation	(5,612)	(7,018)
Total property and equipment, net	$27,867	$5,848

Depreciation expense related to property and equipment was:

	Year Ended December 31,
	2023	2022
Direct costs and expenses	$460	$591
Selling, marketing, general and administrative	885	1,031
Total	$1,345	$1,622

Note 6 – Goodwill and Intangible Assets

Intangible assets, excluding goodwill, consist of the following (in thousands):

	December 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,975	$(752)	$1,223	$1,880	$(647)	$1,233
Purchased technology	16,900	(10,328)	6,572	16,900	(8,450)	8,450
Intangible assets not subject to amortization
Trademarks	116	—	116	114	—	114
Total	$18,991	$(11,080)	$7,911	$18,894	$(9,097)	$9,797

Amortization expense related to definite-lived intangible assets was (in thousands):

	Year Ended December 31,
	2023	2022
Direct costs and expenses	$2	$2
Sales, marketing, general and administrative	1,981	1,973
Total	$1,983	$1,975

Future estimated amortization expense of intangible assets is (in thousands):

As of December 31, 2023
2024	$1,978
2025	1,972
2026	1,959
2027	1,007
2028	59
2029 and thereafter	820
Total	$7,795

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Compensation related accruals	$3,855	$4,671
Accrued clinical trial expense	983	1,232
Other expenses	2,872	2,315
Total accrued liabilities	$7,710	$8,218

Note 8 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	December 31, 2023	December 31, 2022
Perceptive Term Loan Facility	$40,000	$30,000
Other	78	127
Unamortized debt discount and debt issuance costs	(4,802)	(5,074)
	35,276	25,053
Less: current maturities	51	49
Long-term notes payable	$35,225	$25,004

Perceptive Term Loan Facility

On November 16, 2022 (the Closing Date), the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP as lender and administrative agent (the Lender). The Credit Agreement provides for a senior secured delayed draw term loan facility with Perceptive Advisors LLC (Perceptive), in an aggregate principal amount of up to $50.0 million (the Perceptive Term Loan Facility). The Tranche A Loan, in an aggregate amount of up to $30.0 million (the Tranche A Loan), was funded under the Perceptive Term Loan Facility on November 21, 2022 (the Funding Date). The Company's net proceeds from the Tranche A Loan were approximately $27.9 million, after deducting debt issuance costs and expenses. In addition to the Tranche A Loan, the Perceptive Term Loan Facility includes an additional Tranche B Loan, in an aggregate amount of up to $10.0 million, and an additional Tranche C Loan, in an aggregate amount of up to $10.0 million, which are accessible by the Company so long as the Company satisfies certain customary conditions precedent, including revenue milestones. On December 15, 2023, the Company exercised its ability to draw the Tranche B loan for $10.0 million. The Tranche C loan has a loan commitment date through September 30, 2024. The Perceptive Term Loan Facility has a maturity date of November 21, 2027 (the Maturity Date) and provides for an interest-only period during the term of the loan with principal due at the Maturity Date.

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of December 31, 2023, the stated interest rate was approximately 14.4%.

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

As consideration for the Credit Agreement, the Company has issued, on the Funding Date, the Perceptive Warrant of up to 5,000,000 shares of the Company's common stock, including the Initial Warrants which are equity classified at a per share exercise price equal to $1.0648 which is equal to the 10-day volume weighted average price (VWAP) of the Company’s common stock, on the business day immediately prior to the Closing Date of the Tranche A Loan. In connection with the Tranche B borrowing, additional warrants became exercisable into 1,000,000 shares of common stock with a per share exercise price equal to $1.0648, which is equal to the Initial Warrant exercise price (the Tranche B Warrants) and expire on December 15, 2033.

In addition to the Initial and Tranche B Warrants, additional warrants will become exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche C Loan (the Tranche C Warrants). The per share exercise price for the Tranche C Warrants will be equal to the lower of (A) the Initial Warrant exercise price or (B) the 10-day VWAP ending on the business day immediately preceding the funding date of the Tranche C loan. Each warrant will be exercisable, in whole or in part, until the 10th anniversary of the date of issuance. If the Tranche C loan is not drawn by the loan commitment date, the associated Tranche C Warrants expire and will not become exercisable. The Company accounts for the Tranche C Warrants as liabilities as the Tranche C Warrants do not meet the criteria for equity treatment (see Note 4 – Fair Value).

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

On May 10, 2023, the Company entered into the First Amendment with the Lender, whereby subject to the terms and conditions of the First Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold of each fiscal quarter commencing on the fiscal quarter ending June 30, 2023 through and including the fiscal quarter ending March 31, 2024. As consideration for the First Amendment, the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants) which are equity classified at a per share exercise price equal to $1.6254 (see Note 10 – Equity).

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

Under the terms of the Second Amendment, the conditions precedent for drawing on the Tranche B Loan were amended to (i) reduce the trailing-twelve month revenue milestone and (ii) add the receipt of aggregate cash proceeds of at least $27.5 million from an equity offering of the Company's common stock. During the three months ended September 30, 2023, the Company met the amended trailing-twelve month revenue milestone associated with the Tranche B Loan. On August 3, 2023, the Company entered into subscription agreements for the issuance and sale by the Company of an aggregate of 16,975,298 of the Company’s common stock at a purchase price of $1.62 per share for an aggregate purchase price of approximately $27.5 million. During the three months ended September 30, 2023, the Company received $15.3 million in proceeds and issued 9,454,927 shares of common stock pursuant to the Subscription Agreements. On September 27, 2023, the Company entered into an amendment to delay final closing on one subscription agreement. The remaining $12.2 million in proceeds were received and 7,520,371 shares of common stock were issued during the three months ended December 31, 2023 (see Note 10 – Equity).

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross- defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of December 31, 2023, the Company was in compliance with all restrictive covenants associated with its borrowing and entered into a limited waiver on February 14, 2024 to the Perceptive Term Loan Facility (the Limited Waiver). Subject to the terms and conditions of the Limited Waiver, Perceptive agreed to (i) waive compliance with the December 31, 2023 Minimum Net Revenue covenant and (ii) waive the requirement that the Annual Report on Form 10-K for the year-ended December 31, 2023 and auditor's opinion on the financial statements herein shall not be subject to any going concern or like qualification or exception audit. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

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

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of December 31, 2023
2024	$50
2025	21
2026	7
2027 and thereafter	40,000
Total	$40,078

Note 9 – Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. Throughout 2023, the Company leased its headquarters and laboratory facilities in Boulder, Colorado, under a lease agreement that expired in January 2024 and the Company subsequently relocated its corporate headquarters and laboratory facilities to Louisville, Colorado. The Company also leases laboratory and office space in De Soto, Kansas, under a non-cancelable lease agreement for approximately 9,066 square feet that was set to expire in October 2023. In April 2023, the Company amended the agreement to extend the lease agreement through October 2026. The Company also holds various copier leases under non-cancelable lease agreements that expire in the next one to three years.

Centennial Valley Properties I, LLC Lease Agreement

On March 11, 2022, the Company entered into a Lease Agreement (the Lease) with Centennial Valley Properties I, LLC, a Colorado limited liability company (the Landlord) for office and laboratory space in Louisville, Colorado (the Leased Premises). The Leased Premises replaced the Company’s headquarters and laboratory facilities in Boulder, Colorado in January 2024.

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

Under the Lease, the Company will lease approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Company's obligation to pay base rent shall be abated, commencing as of the Commencement Date and ending on and including the date that is 12 months after the Commencement Date (the Abated Rent Period). Further, the Company's obligation to pay base rent with respect to a portion of the area of the Lease Premises equal to 19,980 square feet shall be abated (the Partial Abated Rent), commencing as of the day after the end of the Abated Rent Period and ending on and including the date that is 24 months after the Commencement Date (the Partial Abated Rent Period). Pursuant to a work letter entered by the parties in connection with the Lease, the Landlord will contribute an aggregate of $18.8 million toward the cost of construction and improvements for the Leased Premises and the Company exercised its option for an additional tenant improvement allowance of $2.0 million (the Extra Allowance Amount). The Company will repay the Extra Allowance Amount actually funded by the Landlord in equal monthly payments with an interest rate of 6% per year over the Initial Term excluding any part of the Abated Rent Period or Partial Abated Rent Period, which shall start to accrue on the date that the Landlord first disburses the Extra Allowance Amount. The Company made an accounting policy election to reduce the right-of-use asset and lease liability at lease commencement because the Lease specifies a maximum level of reimbursement for tenant improvements which are probable of being incurred and within the Company's control. Due to the tenant improvement allowances at the accounting lease commencement date and rent abatement periods described above, the Company expects the lease liability to accrete to approximately $25.5 million by November 2024 after receiving $20.8 million in lessor reimbursements. As of December 31, 2023, the Company has utilized the total $20.8 million ($18.3 million and $2.5 million during the years ended December 31, 2023, and 2022, respectively) in tenant improvement allowances for capital expenditures for leasehold improvements related to the Leased Premises and have been reimbursed from the Landlord.

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the balance sheet as of December 31, 2023 and 2022.

Operating lease expense for all operating leases was $4.3 million and $2.6 million and for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the weighted-average remaining lease term and discount rate associated with our operating leases were 10.9 years and 11.40%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of December 31, 2023
2024	$2,406
2025	4,032
2026	4,144
2027	4,063
2028	4,151
2029 and thereafter	28,113
Total future minimum lease payments	46,909
Less amount representing interest	(21,494)
Total lease liabilities	$25,415

Note 10 – Equity

Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock is entitled to one vote per share. The common shareholders are entitled to dividends whenever funds and assets are legally available and when and if declared by the Board of Directors. The Company is currently subject to restrictions on the payment of dividends (see Note 8 – Debt) and no dividends have been declared as of December 31, 2023.

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2023 and 2022, no shares of preferred stock were issued or outstanding.

Equity Financing Programs

The Company maintains two facilities that enable equity financing on an ongoing basis at the Company’s sole discretion, our at-the-market offering (ATM) and our common stock purchase agreement with Lincoln Park Capital Fund, LLC (Lincoln Park).

In November 2021, the Company entered into a sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million (the ATM Shares), subject to terms and conditions. The Shares will be offered and sold by the Company pursuant to its previously filed and currently effective registration statement on Form S-3, and sales of common stock, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock.

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

Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds, if any, under the Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park. The Company intends to use any net proceeds from the sale of its common stock to Lincoln Park to advance its growth strategy and for general corporate purposes. On the LPC Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee (the Initial Commitment Shares) for which the Company did not receive consideration and, upon the available amount being reduced to an amount equal to or less than $20.0 million, the Company will be required to issue 61,425 shares (the Additional Commitment Shares and together with the Initial Commitment Shares, collectively, the Commitment Shares). The Initial Commitment Shares issued were valued at $600,000 and, together with due diligence expenses and legal fees of $129,000, reflect deferred offering costs of $729,000, which are included on the balance sheet in 'Other long-term assets'. The deferred offering costs will be charged against 'Additional paid-in capital' upon future proceeds from the sale of common stock under the Purchase Agreement. During the year ended December 31, 2022, $75,000 of deferred offering costs were charged against 'Additional paid-in capital'. As of December 31, 2023, $654,000 of deferred offering costs remain.

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

During the year ended December 31, 2023, the Company raised approximately $0.6 million ($0.6 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 376,456 common shares at a weighted average price per share of $1.66 under the ATM facility. As of December 31, 2023, the Company had remaining available capacity for share issuances of approximately $28.9 million under the ATM facility and up to $46.9 million under the LPC facility, each subject to the restrictions and limitations of the underlying facilities, as well as volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding.

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

On November 21, 2022, the Company entered into subscription agreements (the November 2022 Subscription Agreements) with certain members of management (the November 2022 Investors), including the Company’s Chief Executive Officer and Chief Financial Officer, for the issuance and sale by the Company of an aggregate of 235,056 shares of the Company’s common stock in a private placement offering. The November 2022 Subscription Agreement did not include any registration rights and included lock up restrictions that were in effect during the period ending 90 days subsequent to November 21, 2022.

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

On August 3, 2023, the Company entered into subscription agreements (the August 2023 Subscription Agreements) with all the members of our Board of Directors, all Section 16 officers, and additional members of the Biodesix leadership team (together, the August 2023 Investors) for the issuance and sale by the Company of an aggregate of 16,975,298 shares of the Company’s common stock in a private equity offering. The Subscription Agreements did not include any registration rights.

Pursuant to the August 2023 Subscription Agreements, the August 2023 Investors purchased shares at a purchase price (determined in accordance with NASDAQ rules relating to the “Minimum Value” of the Company’s common stock) of $1.62 per share, which is equal to the closing price of the Company's common stock on August 3, 2023, for an aggregate purchase price of approximately $27.5 million. The August 2023 Subscription Agreements include customary representations, warranties and covenants by the parties to the agreement. During the three months ended September 30, 2023, the Company received $15.3 million in proceeds and issued 9,454,927 shares of common stock pursuant to the Subscription Agreements. On September 27, 2023, the Company entered into an amendment to delay final closing on one subscription agreement. The remaining $12.2 million in proceeds were received and 7,520,371 shares of common stock were issued during the three months ended December 31, 2023.

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of December 31, 2023.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 8 – Debt), the Company issued the Perceptive Warrant to purchase up to 5,000,000 shares of the Company's common stock, including the Initial Warrants. In addition to the Initial Warrants, the Additional Warrants will each become exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche B and C Loans, respectively. The Company accounts for the Additional Warrants as liabilities as the Additional Warrants do not meet the criteria for equity treatment (see Note 4 – Fair Value). The per share exercise price for the Initial Warrants is equal to $1.0648, which is equal to the lower of (A) the 10-day VWAP of the Company’s common stock on the business day immediately prior to the Closing Date of the Tranche A Loan or (B) the public offering price per share of common stock of $1.15. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of December 31, 2023.

On May 10, 2023, as consideration for the First Amendment (see Note 8 – Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants) at a per share exercise price equal to $1.6254, which is equal to the 10-day VWAP of the Company’s common stock ending on the business day immediately prior to the First Amendment Effective Date. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of December 31, 2023.

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 8 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital. The Tranche B Warrants are now equity classified and immediately exercisable upon issuance and expire on December 15, 2033. The Tranche B Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 76.2%, a dividend yield of 0% and a risk-free interest rate of 3.91%. All Tranche B Warrants remain outstanding as of December 31, 2023.

Note 11 – Revenue and Accounts Receivable Credit Concentration

We derive our revenue from two primary sources: (i) providing diagnostic testing in the clinical setting (Diagnostic tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, clinical trial testing, development and testing services provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Biopharma Services and other).

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

Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Diagnostic Tests	$45,192	$34,538
Biopharma Services and other	3,895	3,674
Total revenue	$49,087	$38,212

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in 'Revenues' in the statements of operations. The Company had $1.0 million in ‘Deferred revenue’ recorded in the balance sheet as of December 31, 2022 and $0.6 million was added throughout 2023 to ‘Deferred revenue’ for up-front cash payments received while $1.3 million was recognized in 'Revenues' during the year ended December 31, 2023. The ‘Deferred revenue’ of $0.3 million recorded in the balance sheet as of December 31, 2023 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of December 31, 2023 and 2022, the Company had $0.3 million and $0.4 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2023	2022
United Healthcare	10%	—
The State of Colorado	—	10%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 43% and 37% of the Company’s total revenue for the years ended December 31, 2023 and 2022, respectively. The Company is subject to credit risk from its accounts receivable related to services provided to its customers.

The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	December 31, 2023	December 31, 2022
Medicare	21%	23%
AstraZeneca UK	—	18%

Note 12 – Share Based Compensation

Predecessor 2016 and 2006 Equity Incentive Plans

Under the 2006 Equity Incentive Plan (2006 Plan), the Company was authorized to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and RSUs. No additional awards may be granted under the 2006 Plan.

In February 2016, the Company adopted the 2016 Equity Incentive Plan (2016 Plan) as a successor to and continuation of the prior 2006 Plan. The 2016 Plan provided for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, and other stock awards to directors, employees, and consultants. Awards granted under the 2016 Plan or the 2006 Plan that were unallocated, expired or otherwise terminated, or were forfeited, cancelled, or repurchased by the Company, became available for future issuance under the 2016 Plan. In addition, shares subject to an award were withheld to satisfy a participant’s tax withholding obligations, or were reacquired by the Company as consideration for the exercise or purchase price of a stock award also became available for future issuance under the 2016 Incentive Plan. No additional awards may be granted under the 2016 Plan.

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

To the extent an equity award granted under the 2020 Plan (other than any substitute award) or granted under any other equity plan maintained by us under which awards are outstanding as of the effective date of the 2020 Plan (the Prior Plans) expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares subject to such award will become available for future grant under the 2020 Plan. In addition, to the extent shares subject to an award are withheld to satisfy a participant’s tax withholding obligation upon the exercise or settlement of such award (other than any substitute award) or to pay the exercise price of a stock option granted under the 2020 Plan or a prior plan, such shares will become available for future grant under the 2020 Plan. The total number of shares available for grant under all plans as of December 31, 2023 was 960,305.

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

Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the first or last day of the offering period, whichever is lower. No employee may participate in an offering period if the employee owns 5% or more of the total combined voting power or value of the Company’s stock. The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the year ended December 31, 2023, 437,135 shares were issued under the ESPP leaving 309,012 shares remaining for future issuance.

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

Performance-based stock options are typically granted on an annual basis and consist of a performance-based and service-based component. The performance targets and vesting conditions for performance-condition options are based on achievement of recognized revenue targets. Performance-based options vest in three equal annual installments beginning one year after the grant date, pending certification of performance achievement by the Compensation Committee and continued service. The fair value of performance-condition awards is based on the closing market price of the Company’s common stock on the grant date. There are no performance-based stock options outstanding as of December 31, 2023.

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

Bonus-To-Options Program

The Company also has a Bonus-to-Options Program (the Bonus Option Program) which is separate from previously described plans and was initially adopted by the Board of Directors in 2008, and subsequently amended and restated in 2010, 2011, 2015, and 2022. For fiscal year 2023, the Bonus Option Program is subject to the shares reserved under the 2020 Plan. The Bonus Option Program, which is limited to participation of the Chief Executive Officer, direct reports to the Chief Executive Officer and Vice Presidents of the Company, allows participants who so elect to convert a portion of their annual cash bonus into fully vested, non-qualified stock options to purchase shares of common stock (Bonus Options). The exercise price for the options under the Bonus Option Program equals the closing market price of the Company's common stock on the grant date, as disclosed below under “Fair Value of Common Stock”. Bonus Options issued must be exercised within a ten-year term.

The Company recorded the following activity related to the Bonus Option Program during the year ended December 31, 2023 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2023	526	$10.69	7.6	$2
Granted	876	2.00	—	—
Forfeited/canceled	(217)	4.52	—	—
Exercised	—	—	—	—
Cancelled under the Option Exchange	(169)	20.67	—	—
Granted under the Option Exchange	34	1.20	—	—
Outstanding ‑ December 31, 2023	1,050	$2.81	8.4	$22
Exercisable ‑ December 31, 2023	1,016	$2.86	8.3	$—

The Company recorded $0.4 million and $1.1 million during the years ended December 31, 2023 and 2022, respectively, associated with the estimate of options to be delivered to eligible participants under the Bonus Option Program and which were granted in the first quarter of 2024 and 2023, respectively, by the Compensation Committee of the Board of Directors. In determining the amount of share-based compensation to recognize under the Bonus Option Program, the Company estimates the bonus attainment for the year and determines the expected number of options to be delivered to eligible participants. A Black-Scholes option pricing model is used to determine the estimated fair value of the expected number of options to be delivered to eligible participants. The key elements in determining the estimated fair value include assumptions for volatility, the risk-free interest rate, expected dividends and strike price, utilizing the measurement date closing stock price until the grants are authorized.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s statements of operations was (in thousands):

	Year Ended December 31,
	2023	2022
Direct costs and expenses	$53	$65
Research and development	331	427
Sales, marketing, general and administrative	4,989	5,469
Total	$5,373	$5,961

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $5.9 million as of December 31, 2023 and is expected to be amortized to expense over the next 2.5 years.

Stock Options

Stock option activity during the year ended December 31, 2023, excluding the Bonus Option Program described above, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2023	2,541	$8.40	7.4	$1,489
Granted	454	1.83	—	—
Forfeited/canceled	(365)	8.97	—	—
Exercised	(123)	0.74	—	—
Cancelled under the Option Exchange	(589)	20.43	—	—
Granted under the Option Exchange	123	1.20	—	—
Outstanding ‑ December 31, 2023	2,041	$3.36	6.9	$964
Exercisable ‑ December 31, 2023	1,298	$4.04	5.9	$748

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
•
Expected Dividend Yield: The Company is currently subject to restrictions on the payment of dividends (see Note 8 - Debt) and no dividends have been declared as of December 31, 2023 and 2022. The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

The fair value of each option grant was estimated on the grant date with the following weighted average assumptions for the years indicated:

	Year Ended December 31,
	2023	2022
Expected term (in years)	5.39	5.65
Expected volatility	80.1%	72.6%
Risk‑free rate	3.98%	1.32%
Expected dividend yield	—%	—%

Restricted Stock Units

Restricted stock unit activity during the year ended December 31, 2023 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2023	1,211	$2.36
Granted	2,474	1.92
Forfeited/canceled	(246)	2.52
Released	(710)	2.48
Outstanding ‑ December 31, 2023	2,729	$1.91

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

Basic and diluted loss per share as of the dates indicated were (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Numerator
Net loss attributable to common stockholders	$(52,146)	$(65,447)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	82,113	42,103
Net loss per share, basic and diluted	$(0.64)	$(1.55)

The potentially dilutive securities as of December 31, 2023 and 2022 primarily represent the shares subject to future issuance under stock options awards, warrants, RSUs, and shares subject to purchase under our ESPP, the terms of which are described in further detail in Note 12 – Share Based Compensation. The potentially dilutive securities would be subject to the treasury stock method when dilutive.

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022
Options to purchase common stock	3,091	3,067
Shares committed under ESPP	59	80
Warrants	5,603	5,103
Restricted stock units	2,729	1,211
Total	11,482	9,461

Note 14 - Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21%	21%
State income taxes, net of federal benefit	1	5
Research and developments credits	1	1
Permanent items	(3)	(4)
Change in valuation allowance	(20)	(23)
Effective income tax rate	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards	$72,722	$70,822
Research and development tax credits	4,149	3,807
Interest expense limitation	5,120	3,036
Property and equipment	—	234
Capitalized research costs	4,281	2,874
Share-based compensation	1,685	1,619
Lease liability	6,398	—
Accruals and reserves	667	1,932
Total	95,022	84,324
Valuation allowance	(93,023)	(82,552)
Total deferred tax assets after valuation allowance	1,999	1,772

Deferred Tax Liabilities:
Property and equipment	(4)	—
Right-of-Use Asset	(692)	—
Intangible assets	(1,303)	(1,772)
Total deferred tax liabilities	(1,999)	(1,772)
Net deferred tax assets and liabilities	$—	$—

At December 31, 2023, the Company had $310.4 million and $5.2 million of federal net operating loss and research and experimentation tax carryforwards, respectively, which are set to expire beginning in 2026. The Internal Revenue Code contains provisions that may limit the net operating loss carryovers available to be used in any year if certain events occur, including significant changes in ownership interest.

In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company does not have any historical taxable income, projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of the history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of net deferred tax assets and, accordingly, has established a valuation allowance equal to 100% of net deferred tax assets. The valuation allowance increased by $10.5 million during 2023 and $15.1 million during 2022.

During 2023, the Company determined that it has uncertain tax positions related to its U.S. research and development credits. As of December 31, 2023 and 2022, there was no accrued interest related to uncertain tax positions. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months. A reconciliation of beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at January 1	$952	$843
Additions for tax positions related to the current year	57	109
Additions for tax positions related to prior years	28	—
Reductions for tax positions related to prior years	—	—
Reductions related to settlements	—	—
Reductions related to a lapse of statute	—	—
Balance at December 31	$1,037	$952

The Company monitors proposed and issued tax law, regulations, and cases to determine the potential impact of uncertain income tax positions. As of December 31, 2023, the Company had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a potential registrational Phase 3 clinical trial for ficlatuzumab in the first half of 2023. The Company had $0.1 million in remaining obligations related to the AVEO agreement as of December 31, 2023. Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. There were no royalties received or expenses related to this agreement for the years ended December 31, 2023 and 2022.

License Agreements

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. As further consideration for the non-exclusive license, the Company agreed to pay a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. On May 24, 2021, the Company entered into the First Amendment to the Non-Exclusive License Agreement with Bio-Rad which amended the Bio-Rad License such that, effective May 1, 2021, the Company no longer paid a royalty of 2.5% on the net revenue received for the performance of such ddPCR testing collected from third parties. The Bio-Rad License expires in August 2024. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement. There were no expenses related to this agreement for the years ended December 31, 2023 and 2022.

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License for each of the years ended December 31, 2023 and 2022 was $0.2 million and $0.1 million, respectively.

On October 31, 2019, we completed an acquisition of Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") including its CLIA lab in De Soto, Kansas and its incidental pulmonary nodule malignancy test, then marketed in the United States as the EarlyCDT Lung® test. We renamed and relaunched the test on February 28, 2020 as the Nodify CDT test. As part of the acquisition of the assets of Oncimmune, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to the Nodify CDT test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Royalty expenses were $1.0 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.

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

Note 16 – Subsequent Events

Perceptive Term Loan Facility Limited Waiver and Amendment

On February 14, 2024 a limited waiver to the Perceptive Term Loan Facility was executed (the Limited Waiver), whereby, subject to the terms and conditions of the Limited Waiver, Perceptive agreed to (i) waive compliance with the December 31, 2023 Minimum Net Revenue covenant and (ii) waive the requirement that the Annual Report on Form 10-K for the year-ended December 31, 2023 and auditor's opinion on the financial statements herein shall not be subject to any going concern or like qualification or exception audit.

On February 29, 2024 (the Third Amendment Effective Date), the Company entered into the Third Amendment to the Credit Agreement and Guaranty (the Third Amendment) with Perceptive as lender and administrative agent and the Company, as borrower, whereby subject to the terms and conditions of the Third Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ending March 31, 2024 through and including the fiscal quarter ending December 31, 2025.