Form 10-Q
period 2024-03-31
BIODESIX INC
filed 2024-05-08
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39659

BIODESIX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3986492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
919 West Dillon Rd Louisville, Colorado	80027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 417-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BDSX	The NASDAQ Global Market

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 1, 2024, the Registrant had 114,685,783 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on March 1, 2024. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, results of operations, business strategy and plans, and objectives of management for future operations, as well as statements regarding industry trends, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors, and assumptions described under the section titled “Risk Factors” in this Report and in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, regarding, among other things:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$11,491	$26,284
Accounts receivable, net of allowance for doubtful accounts of $161 and $65	9,893	7,679
Other current assets	7,095	5,720
Total current assets	28,479	39,683
Non‑current assets
Property and equipment, net	28,575	27,867
Intangible assets, net	7,384	7,911
Operating lease right-of-use assets	1,557	1,745
Goodwill	15,031	15,031
Other long-term assets	6,175	6,859
Total non‑current assets	58,722	59,413
Total assets	$87,201	$99,096

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$3,213	$2,929
Accrued liabilities	7,898	7,710
Deferred revenue	313	324
Current portion of operating lease liabilities	272	252
Current portion of contingent consideration	19,195	21,857
Current portion of notes payable	45	51
Other current liabilities	294	293
Total current liabilities	31,230	33,416
Non‑current liabilities
Long‑term notes payable, net of current portion	35,511	35,225
Long-term operating lease liabilities	25,347	25,163
Other long-term liabilities	615	712
Total non‑current liabilities	61,473	61,100
Total liabilities	92,703	94,516
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2024 and 2023) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 97,159,448 (2024) and 96,235,883 (2023) shares issued and outstanding	97	96
Additional paid‑in capital	427,581	424,050
Accumulated deficit	(433,180)	(419,566)
Total stockholders' (deficit) equity	(5,502)	4,580
Total liabilities and stockholders' equity	$87,201	$99,096

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$14,818	$9,056
Operating expenses:
Direct costs and expenses	3,175	3,169
Research and development	2,040	3,251
Sales, marketing, general and administrative	20,556	18,989
Impairment loss on intangible assets	68	20
Total operating expenses	25,839	25,429
Loss from operations	(11,021)	(16,373)
Other (expense) income:
Interest expense	(2,529)	(2,391)
Change in fair value of warrant liability, net	—	61
Other (expense) income, net	(64)	1
Total other expense	(2,593)	(2,329)

Net loss	$(13,614)	$(18,702)
Net loss per share, basic and diluted	$(0.14)	$(0.24)
Weighted-average shares outstanding, basic and diluted	97,166	77,765

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' (Deficit) Equity

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance ‑ December 31, 2023	96,236	$96	$424,050	$(419,566)	$4,580
Issuance of common stock, net	314	1	606	—	607
Issuance of common stock under employee stock purchase plan	216	—	282	—	282
Exercise of stock options	6	—	3	—	3
Release of restricted stock units	387	—	—	—	—
Share‑based compensation	—	—	2,640	—	2,640
Net loss	—	—	—	(13,614)	(13,614)
Balance ‑ March 31, 2024	97,159	$97	$427,581	$(433,180)	$(5,502)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2022	77,614	$78	$387,948	$(367,420)	$20,606
Issuance of common stock, net	—	—	(61)	—	(61)
Issuance of common stock under employee stock purchase plan	270	—	420	—	420
Exercise of stock options	9	—	6	—	6
Release of restricted stock units	86	—	—	—	—
Share‑based compensation	—	—	2,281	—	2,281
Net loss	—	—	—	(18,702)	(18,702)
Balance ‑ March 31, 2023	77,979	$78	$390,594	$(386,122)	$4,550

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(13,614)	$(18,702)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	1,420	785
(Accretion) amortization of lease right-of-use assets	(98)	760
Share‑based compensation expense	2,640	2,281
Change in fair value of warrant liability, net	—	(61)
Provision for doubtful accounts	129	198
Accrued interest, amortization of debt issuance costs and other	1,064	1,357
Inventory excess and obsolescence	8	30
Impairment loss on intangible assets	68	20
Changes in operating assets and liabilities:
Accounts receivable	(2,344)	(33)
Other current assets	(425)	544
Other long-term assets	(22)	(10)
Accounts payable and other accrued liabilities	(1,234)	(2,031)
Deferred revenue	(37)	129
Contingent consideration	(3,409)	—
Tenant improvement allowances received	—	7,248
Current and long-term operating lease liabilities	543	(201)
Net cash and cash equivalents and restricted cash used in operating activities	(15,311)	(7,686)

Cash flows from investing activities
Purchase of property and equipment	(234)	(7,676)
Patent costs and intangible asset acquisition, net	(39)	(30)
Net cash and cash equivalents and restricted cash used in investing activities	(273)	(7,706)

Cash flows from financing activities
Proceeds from the issuance of common stock	625	—
Proceeds from issuance of common stock under employee stock purchase plan	282	420
Proceeds from exercise of stock options	3	6
Payment of contingent consideration	—	(2,000)
Repayment of term loan and notes payable	(13)	(12)
Payment of debt issuance costs	(18)	(801)
Equity financing costs	(18)	—
Other	(70)	(34)
Net cash and cash equivalents and restricted cash provided by (used in) financing activities	791	(2,421)
Net decrease in cash and cash equivalents and restricted cash	(14,793)	(17,813)
Cash, cash equivalents, and restricted cash ‑ beginning of period	26,371	43,174
Cash, cash equivalents, and restricted cash ‑ end of period	$11,578	$25,361

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Three Months Ended March 31,
	2024	2023
Debt issuance costs included in accounts payable and other accrued liabilities	13	—
Equity financing costs included in accounts payable and other accrued liabilities	305	61
Operating lease right-of-use asset obtained in exchange for lease liabilities	338	43
Finance lease right-of-use assets obtained in exchange for lease liabilities	—	329
Cash paid for interest	1,475	1,032
Purchases of property & equipment included in accounts payable and accrued liabilities	1,405	—

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company”, “Biodesix”, “we” “us” and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado and the Company performs its blood-based diagnostic tests in its laboratory facilities which are located in Louisville, Colorado and De Soto Kansas. The Company conducts all of its operations within a single legal entity. Biodesix is a leading diagnostic solutions company with a focus in lung disease. The Company develops diagnostic tests addressing important clinical questions by combining multi-omics through the use of artificial intelligence enabled informatics. We derive our revenue from two sources: (i) providing diagnostic testing services associated with blood-based lung tests (Diagnostic Tests) and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Biopharmaceutical Services and other). Biodesix offers five Medicare-covered tests for patients with lung diseases which includes our blood-based Nodify Lung® Nodule Risk Assessment testing, consisting of the Nodify XL2® and the Nodify CDT® tests. These tests evaluate the risk of malignancy in pulmonary nodules, enabling physicians to better triage patients to the most appropriate course of action. Additionally, our blood-based IQLung™ testing strategy for lung cancer patients integrates the GeneStrat® ddPCR test, the GeneStrat NGS® test and the VeriStrat® test to support treatment decisions across all stages of lung cancer.

Blood-Based Lung Tests

The Company offers five blood-based lung cancer tests across the lung cancer continuum of care:

Diagnosis

•
Nodify CDT and Nodify XL2 tests, marketed as Nodify Lung Nodule Risk Assessment testing, assess a suspicious lung nodule's risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify CDT and XL2 tests have an established average turnaround time of one and five business days, respectively, from receipt of the blood sample, providing physicians with timely results to guide diagnostic planning. The Nodify CDT test is a blood-based test that detects the presence of seven autoantibodies associated with the presence of tumors. Elevated levels of the autoantibodies in patients with lung nodules indicate an increased risk of lung cancer to help identify patients that may benefit from timely intervention. The Nodify XL2 test is a blood-based proteomic test that evaluates the likelihood that a lung nodule is benign to help identify patients that may benefit from surveillance imaging. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules.

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

In developing the Company's products, the Company has built or gained access to regulatory approvals, product development know-how, biorepositories, proprietary and patented technologies, specimen collection kit manufacturing capabilities, and bioinformatics methods that it believes are important to the development of new targeted therapies, determining clinical trial eligibility and guiding treatment selection. The Company’s testing services are made available through its clinical laboratories.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information and reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted. The condensed balance sheet as of December 31, 2023 was derived from the audited financial statements.

Liquidity and Capital Resources

As of March 31, 2024, we maintained cash and cash equivalents of $11.5 million and we have $40.0 million in outstanding aggregate principal amount on our Perceptive Term Loan Facility (see Note 6 – Debt). We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and (ii) providing biopharmaceutical companies with development and testing services and licensing our technologies. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, our ability to execute our current operating plan, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our Perceptive Term Loan Facility (see Note 6 – Debt) or to obtain waivers or amendments that impact the related covenants. As of March 31, 2024, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

Our ability to maintain our financial covenants under our Perceptive Term Loan Facility during the next twelve months is, in part, dependent upon executing our current operating plan. If we do not execute our current operating plan and maintain our financial covenants, this could result in an Event of Default (as defined in the Perceptive Term Loan Facility), causing an acceleration and repayment of the outstanding balances. The Perceptive Term Loan Facility requires the Company to meet certain minimum net revenue threshold amounts agreed to between the Company and Perceptive as of the last day of each fiscal quarter, which commenced with the fiscal quarter ending March 31, 2023. During 2023, the Company entered into various amendments to the Perceptive Term Loan Facility to reduce the relevant Minimum Net Revenue thresholds. On February 29, 2024, the Company entered into a third amendment to the Perceptive Term Loan Facility, whereby, subject to the terms and conditions of the third amendment, the Minimum Net Revenue Covenant was amended to reduce the relevant threshold through the fiscal quarter ended December 31, 2025 (see Note 6 – Debt). Subsequent to March 31, 2024, the Company closed an underwritten offering of common stock and a concurrent private placement (the April 2024 Offering). Collectively, the Company raised net proceeds of approximately $51.5 million (see Note 14 – Subsequent Events). We have taken steps to improve our liquidity through raising debt and equity capital and have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses as previously disclosed. If we do not execute our current operating plan, we may need to consider further measures to reduce our operating expenses. These measures would limit or reduce our operations and could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

If we do not execute our current operating plan we may need to continue to raise additional funds from external sources, such as through the issuance of debt or equity securities. We may also raise additional capital to restructure our existing debt or for general working capital purposes, or both. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we do raise additional capital through equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis.

We expect to continue to incur operating losses in the near term while we make investments to support our anticipated growth. Our ability to maintain our financial covenants is, in part, dependent upon executing our current operating plan and, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

For a discussion of credit risk concentration of accounts receivable as of March 31, 2024 and December 31, 2023, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. As of March 31, 2024 and December 31, 2023, the Company had $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying condensed balance sheets.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the condensed balance sheets and was $1.4 million for both periods ended March 31, 2024 and December 31, 2023, respectively. The Company recorded a reserve for excess inventory of $0.1 million for both periods ended March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded an insignificant amount, respectively, to the condensed statement of operations for excess and obsolete inventory.

Other Assets

The Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC and subsequently assigned to CVP I Owner LLC (see Note 7 – Leases). As of March 31, 2024 and December 31, 2023, the $5.0 million refundable deposit is reported within 'Other long-term assets' in the condensed balance sheets.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

See Note 4 — Fair Value for further discussion related to estimated fair value measurements.

Note 3 - Recent Issued Accounting Standards

Standards being evaluated

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (ASC Topic 280). This ASU requires all public entities to provide additional disclosures about the entity's reportable segments and more detailed information about a reportable segment's expenses. This guidance became effective for the Company beginning January 1, 2024. The Company is currently evaluating this guidance and assessing the overall impact on its financial statements.

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

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the condensed balance sheets, which may differ from their respective fair values. The fair value of borrowings as of March 31, 2024 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The difference between the carrying value and fair value of outstanding borrowings as of March 31, 2024 is due to an increase in the fair value of debt as a result of improved credit markets. The carrying value of outstanding borrowings approximates the fair value as of December 31, 2023. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$35,556	$36,613	$35,276	$35,506

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

The table below presents the reported fair values of contingent consideration and warrant liabilities, which are classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

	As of
Description	March 31, 2024	December 31, 2023
Current portion of contingent consideration	$19,195	$21,857
Warrant liabilities	$—	$—

The following table presents the changes in contingent consideration and warrant liabilities for the dates indicated (in thousands):

	For the three months ended March 31, 2024
Level 3 Rollforward	Contingent Consideration	Warrant Liabilities
Balance - January 1, 2024	$21,857	$—
Changes in fair value, net	—	—
Interest expense	747	—
Payments	(3,409)	—
Balance - March 31, 2024	$19,195	$—

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

	For the three months ended March 31, 2023
Level 3 Rollforward	Contingent Consideration	Warrant Liabilities
Beginning balances - January 1, 2023	$28,986	$61
Changes in fair value, net	—	(61)
Interest expense	1,094	—
Payments	(2,000)	—
Ending balances - March 31, 2023	$28,080	$—

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

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA, in which the parties agreed to restructure the Milestone Payments. The Company made five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million which began in July 2023, will make one installment of $5.0 million in April 2024, and will make one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments is subject to ongoing compliance under the Perceptive Term Loan Facility. We obtained consent from Perceptive and subsequently paid the contractual Milestone Payment due April 1, 2024 (see Note 6 - Debt).

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

During the three months ended March 31, 2024 and 2023, the Company recorded $0.7 million and $1.1 million, respectively, in interest expense due to the passage of time and fixed payment schedule.

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

Warrant Liabilities

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), the Company issued Perceptive a warrant to purchase up to 5,000,000 shares of the Company's common stock (the Perceptive Warrant), including Initial Warrants (as defined in Note 8 - Equity below) and Tranche B and C Warrants. The Initial Warrants are equity classified (see Note 8 - Equity) while

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

the Tranche B and C Warrants were initially classified as liabilities and recognized at fair value. On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 6 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital (see Note 8 – Equity). The fair value of the Tranche C Warrants is determined using a Black-Scholes model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value include the fair value of the Company's common stock, risk-free rate, the volatility of common stock, and the probability of the expected borrowing. Significant increases or decreases in the unobservable inputs could result in a significantly higher or lower fair value measurement. During the three months ended March 31, 2024 and 2023, the Company recorded zero and a $0.1 million gain as a change in fair value through the condensed statement of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on the Tranche C loan.

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Lab equipment	$6,100	$6,089
Leasehold improvements	26,262	24,713
Computer equipment	1,225	1,221
Furniture and fixtures	1,067	1,034
Software	325	325
Vehicles	97	97
Construction in process	32	—
	35,108	33,479
Less accumulated depreciation	(6,533)	(5,612)
Total property and equipment, net	$28,575	$27,867

Depreciation expense for the three months ended March 31, 2024 and 2023 was $0.9 million and $0.3 million, respectively.

Intangible assets, excluding goodwill, consist of the following (in thousands):

	March 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,946	$(782)	$1,164	$1,975	$(752)	$1,223
Purchased technology	16,900	(10,797)	6,103	16,900	(10,328)	6,572
Intangible assets not subject to amortization
Trademarks	117	—	117	116	—	116
Total	$18,963	$(11,579)	$7,384	$18,991	$(11,080)	$7,911

Amortization expense related to definite-lived intangible assets was $0.5 million for both the three months ended March 31, 2024 and 2023, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Future estimated amortization expense of intangible assets is (in thousands):

As of March 31, 2024
Remainder of 2024	$1,511
2025	2,011
2026	1,992
2027	1,033
2028	85
2029 and thereafter	635
Total	$7,267

Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Compensation related accruals	$3,471	$3,855
Accrued clinical trial expense	969	983
Other expenses	3,458	2,872
Total accrued liabilities	$7,898	$7,710

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of
	March 31, 2024	December 31, 2023
Perceptive Term Loan Facility	$40,000	$40,000
Other	65	78
Unamortized debt discount and debt issuance costs	(4,509)	(4,802)
	35,556	35,276
Less: current maturities	45	51
Long-term notes payable	$35,511	$35,225

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

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of March 31, 2024, the stated interest rate was approximately 14.3%.

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

As consideration for the Credit Agreement, the Company has issued, on the Funding Date, the Perceptive Warrant of up to 5,000,000 shares of the Company's common stock, including the Initial Warrants which are equity classified at a per share exercise price equal to $1.0648 which is equal to the 10-day volume weighted average price (VWAP) of the Company’s common stock, on the business day immediately prior to the Closing Date of the Tranche A Loan. In connection with the Tranche B borrowing, additional warrants became exercisable into 1,000,000 shares of common stock with a per share exercise price equal to $1.0648, which is equal to the Initial Warrant exercise price and expire on December 15, 2033 (the Tranche B Warrants).

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

Representations, Warranties, Covenants, and Events of Default

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require the Company to undertake various reporting and notice requirements, maintain insurance and maintain in full force and effect all Regulatory Approvals, Material Agreements, Material Intellectual Property (each as defined in the Credit Agreement) and other rights, interests or assets (whether tangible or intangible) reasonably necessary for the operations of the Company’s business. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain Investments or Restricted Payments (each as defined in the Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that has the impact of restricting the Company’s ability to make loan repayments under the Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $2.5 million; and (ii) as of the last day of each fiscal quarter commencing on the fiscal quarter ending March 31, 2023, meet certain minimum net revenue threshold amounts agreed to between the Company and Perceptive.

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

Under the terms of the Second Amendment, the conditions precedent for drawing on the Tranche B Loan were amended to (i) reduce the trailing-twelve month revenue milestone and (ii) add the receipt of aggregate cash proceeds of at least $27.5 million from an equity

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

offering of the Company's common stock. During the three months ended December 31, 2023, the amended conditions precedent were met and on December 15, 2023, the Company exercised its ability to draw the Tranche B loan for $10.0 million.

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

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of March 31, 2024, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

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

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of March 31, 2024
Remainder of 2024	$38
2025	21
2026	6
2027 and thereafter	40,000
Total	$40,065

Note 7 – Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. In January 2024 the Company relocated its corporate headquarters and laboratory facilities to Louisville, Colorado. The Company also leases laboratory and office space in De Soto, Kansas, under a non-cancelable lease agreement for approximately 9,066 square feet that is set to expire in October 2026. The Company also holds various copier and equipment leases under non-cancelable lease agreements that expire in the next one to three years.

Centennial Valley Properties I, LLC Lease Agreement

On March 11, 2022, the Company entered into a Lease Agreement (the Lease) with Centennial Valley Properties I, LLC and subsequently assigned to CVP I Owner LLC, a Colorado limited liability company (the Landlord) for office and laboratory space in Louisville, Colorado (the Leased Premises). The initial term of the Lease is twelve years (the Initial Term) from the commencement date, which was April 1, 2023. The Company has two renewal options to extend the term of the Lease for an additional seven- or ten-year terms for each renewal.

Under the Lease, the Company will lease approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Company's obligation to pay base rent shall be abated, commencing as of the Commencement Date and ending on and including the date that is 12 months after the Commencement Date (the Abated Rent Period). Further, the Company's obligation to pay base rent with respect to a portion of the area of the Lease Premises equal to 19,980 square feet shall be abated (the Partial Abated Rent), commencing as of the day after the end of the Abated Rent Period and ending on and including the date that is 24 months after the Commencement Date (the Partial Abated Rent Period). Pursuant to a work letter entered by the parties in connection with the Lease, the Landlord will contribute an aggregate of $18.8 million toward the cost of construction and improvements for the Leased Premises and the Company exercised its option for an additional tenant improvement allowance of $2.0 million (the Extra Allowance Amount). The Company will repay the Extra Allowance Amount actually funded by the Landlord in equal monthly payments with an interest rate of 6% per year over the Initial Term excluding any part of the

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Abated Rent Period or Partial Abated Rent Period, which shall start to accrue on the date that the Landlord first disburses the Extra Allowance Amount. The Company made an accounting policy election to reduce the right-of-use asset and lease liability at lease commencement because the Lease specifies a maximum level of reimbursement for tenant improvements which are probable of being incurred and within the Company's control. Due to the tenant improvement allowances at the accounting lease commencement date and rent abatement periods described above, the Company expects the lease liability to accrete to approximately $25.5 million by March 2025. The Company utilized the total $20.8 million in tenant improvement allowances for capital expenditures for leasehold improvements throughout the year ended December 31, 2023.

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the condensed balance sheet as of March 31, 2024.

Operating lease expense for all operating leases was $0.6 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the weighted-average remaining lease term and discount rate associated with our operating leases were 10.8 years and 11.4%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of March 31, 2024
Remainder of 2024	$2,011
2025	3,876
2026	4,147
2027	4,063
2028	4,151
2029 and thereafter	28,113
Total future minimum lease payments	46,361
Less amount representing interest	(20,742)
Total lease liabilities	$25,619

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

On the LPC Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee (the Initial Commitment Shares) for which the Company did not receive consideration and, upon the available amount being reduced to an amount equal to or less than $20.0 million, the Company will be required to issue 61,425 shares (the Additional Commitment Shares and together

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

with the Initial Commitment Shares, collectively, the Commitment Shares). The Initial Commitment Shares issued were valued at $0.6 million and, together with due diligence expenses and legal fees of $0.1 million, reflect deferred offering costs of $0.7 million, which are included on the condensed balance sheet in 'Other long-term assets'. The deferred offering costs will be charged against 'Additional paid-in capital' upon future proceeds from the sale of common stock under the Purchase Agreement. During the three months ended March 31, 2024, there were no deferred offering costs charged against 'Additional paid-in capital' and the Company expensed approximately $0.1 million of deferred offering costs to 'Other (expense) income, net' in the condensed statement of operations as a result of changes in the probability of our ability to fully utilize the LPC Facility prior to the termination date. As of March 31, 2024, $0.6 million of deferred offering costs remain.

During the three months ended March 31, 2024, the Company raised approximately $0.6 million ($0.6 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 313,928 common shares at a weighted average price per share of $1.99 under the ATM facility. As of March 31, 2024, the Company had remaining available capacity for share issuances of approximately $28.2 million under the ATM facility and up to $46.9 million under the LPC facility, each subject to the restrictions and limitations of the underlying facilities, as well as volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding. On April 5, 2024, the Company filed Supplement No. 1 to the ATM Prospectus Supplement dated December 22, 2021. To comply with volume limitations under applicable SEC rules and regulations, Supplement No. 1 reduced the aggregate offering price to up to $100,000 of shares in order to maximize the amount the Company could offer under the April 2024 Offering (see Note 14 - Subsequent Events).

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of March 31, 2024.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt), the Company issued the Perceptive Warrant to purchase up to 5,000,000 shares of the Company's common stock, including the Initial Warrants. The per share exercise price for the Initial Warrants is equal to $1.0648, which is equal to the lower of (A) the 10-day VWAP of the Company’s common stock on the business day immediately prior to the Closing Date of the Tranche A Loan or (B) the public offering price per share of common stock of $1.15. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of March 31, 2024.

On May 10, 2023, as consideration for the First Amendment (see Note 6 – Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants) at a per share exercise price equal to $1.6254, which is equal to the 10-day VWAP of the Company’s common stock ending on the business day immediately prior to the First Amendment Effective Date. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of March 31, 2024.

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 8 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital. The Tranche B Warrants are now equity classified and immediately exercisable upon issuance and expire on December 15, 2033. The Tranche B Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 76.2%, a dividend yield of 0% and a risk-free interest rate of 3.91%. All Tranche B Warrants remain outstanding as of March 31, 2024.

Note 9 – Revenue and Accounts Receivable Credit Concentration

We derive our revenue from two primary sources: (i) providing diagnostic testing in the clinical setting (Diagnostic Tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, clinical trial testing,

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

development and testing services provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Biopharmaceutical Services and other).

Diagnostic test revenues consist of blood-based lung tests which are recognized in the amount expected to be received in exchange for diagnostic tests when the diagnostic tests are delivered. The Company conducts diagnostic tests and delivers the completed test results to the prescribing physician or patient, as applicable. The fees for diagnostic tests are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. The Company determines the transaction price related to its diagnostic test contracts by considering the nature of the payer, test type, and historical price concessions granted to groups of customers. For diagnostic test revenue, the Company estimates the transaction price, which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience, using a portfolio approach. The Company recognizes revenues for diagnostic tests upon delivery of the tests to the physicians requesting the tests or patient, as applicable.

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

Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Diagnostic Tests	$13,796	$8,645
Biopharmaceutical Services and other	1,022	411
Total revenue	$14,818	$9,056

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed statements of operations. Of the $0.3 million in ‘Deferred revenue’ recorded in the condensed balance sheet as of December 31, 2023, $0.2 million was recognized in revenues during the three months ended March 31, 2024 and $0.2 million was added to ‘Deferred revenue’ for up-front cash payments received for which the revenue recognition criteria have not been met. The ‘Deferred revenue’ of $0.3 million recorded in the condensed balance sheet as of March 31, 2024 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of March 31, 2024 and December 31, 2023, the Company had $0.3 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the condensed balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2024	2023
United Healthcare	12%	11%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 40% and 46% of the Company’s total revenue for the three months ended March 31, 2024 and 2023, respectively.

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	March 31, 2024	December 31, 2023
Medicare	22%	21%

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of March 31, 2024, 1,568,206 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s condensed statements of operations was (in thousands):

	Three Months Ended March 31,
	2024	2023
Direct costs and expenses	$16	$17
Research and development	25	107
Sales, marketing, general and administrative	2,599	2,157
Total	$2,640	$2,281

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $7.3 million as of March 31, 2024 and is expected to be amortized to expense over the next 2.7 years.

Stock Options

Stock option activity during the three months ended March 31, 2024, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2024	2,041	$3.36	6.9	$964
Granted	1,698	1.72	—	—
Forfeited/canceled	(62)	2.50	—	—
Exercised	(6)	0.52	—	—
Outstanding ‑ March 31, 2024	3,671	$2.62	8.2	$557
Exercisable ‑ March 31, 2024	1,375	$3.91	5.8	$485

Restricted Stock Unit Activity

Restricted stock unit activity during the three months ended March 31, 2024 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2024	2,729	$1.91
Granted	1,264	1.89
Forfeited/canceled	—	—
Released	(387)	2.02
Outstanding ‑ March 31, 2024	3,606	$1.89

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Bonus-to-Options Program

As part of the Bonus-to-Options Program (Bonus Option Program), the Company recorded the following activity during the three months ended March 31, 2024 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2024	1,050	$2.81	8.4	$22
Granted	341	1.46	—	—
Forfeited/canceled	(27)	24.34	—	—
Exercised	—	—	—	—
Outstanding ‑ March 31, 2024	1,364	$2.04	8.7	$8
Exercisable ‑ March 31, 2024	1,330	$2.06	8.7	$—

The Company recorded $0.2 million for both the three months ended March 31, 2024 and 2023, respectively, related to the estimate of the Bonus Option Program. Options granted, if any, pertaining to the performance of the Bonus Option Program are typically approved and granted in first quarter of the year following completion of the fiscal year.

Employee Stock Purchase Plan

The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the three months ended March 31, 2024, 216,506 shares were issued under the ESPP leaving 430,612 shares reserved for future issuance.

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

Basic and diluted loss per share for the three months ended March 31, 2024 and 2023 were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss attributable to common stockholders	$(13,614)	$(18,702)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	97,166	77,765
Net loss per share, basic and diluted	$(0.14)	$(0.24)

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	5,035	4,204
Shares committed under ESPP	24	16
Warrants	5,603	5,103
Restricted stock units	3,606	3,305
Total	14,268	12,628

Note 12 – Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three months ended March 31, 2024 and 2023.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a potential registrational Phase 3 clinical trial for ficlatuzumab in the first half of 2023. The Company had $0.1 million in remaining obligations related to the AVEO agreement as of March 31, 2024. Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. There were no royalties received or expenses related to this agreement for the three months ended March 31, 2024 and 2023.

License Agreements

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. The Bio-Rad License expires in August 2024, however, we are currently in discussions to extend this agreement. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement.

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License was $0.1 million for the three months ended March 31, 2024, compared to an insignificant amount for the three months ended March 31, 2023.

On October 31, 2019, we completed an acquisition of Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") including its CLIA lab in De Soto, Kansas and its pulmonary nodule malignancy test, then marketed in the United States as the EarlyCDT Lung® test. We renamed and relaunched the test on February 28, 2020 as the Nodify CDT test. As part of the acquisition of the assets of Oncimmune, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to the Nodify CDT test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter, with an escalating minimum through the first four years of sales. Royalty expenses were $0.2 million for both the three months ended March 31, 2024 and 2023, respectively.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 14 – Subsequent Events

April 2024 Offering Summary

On April 9, 2024, the Company closed an underwritten offering of common stock and a concurrent private placement. Collectively, the Company raised net proceeds of approximately $51.5 million. Net proceeds will be used for commercial expansion of sales, supporting its product pipeline, research and development and for general corporate purposes.

Underwritten Offering

On April 9, 2024, the Company closed an underwritten offering (the Offering) of 17,391,832 shares of its common stock, par value $0.001 per share (the Common Stock). The Common Stock was issued and sold pursuant to an underwriting agreement (the Underwriting Agreement), dated April 5, 2024, by and between the Company and TD Securities (USA) LLC, William Blair & Company, L.L.C., and Canaccord Genuity LLC as representatives of the underwriters (the Underwriters), at a price to the public of $1.15 per share. The Company received net proceeds of approximately $18.3 million from the Offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. The Underwriting Agreement also includes lock up restrictions that will be in effect during the period ending 90 days subsequent to April 5, 2024. The representations, warranties, and agreements contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

The Offering was made pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-261095) previously filed with the SEC on November 29, 2021 and a prospectus supplement, dated April 5, 2024 relating to the Offering.

Concurrent Private Placement

On April 5, 2024, the Company entered into securities purchase agreements (the Securities Purchase Agreements) with various investors, including certain members of management, certain of its directors and funds affiliated with those directors (the Investors) for the issuance and sale by the Company of an aggregate of 760,857 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share (the Series A Preferred Stock) in an offering (the Concurrent Private Placement). The Preferred Stock is being issued to the Investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) afforded by Section 4(a)(2) of the Securities Act. Pursuant to the terms of the Securities Purchase Agreements, the Company has agreed to submit to its stockholders the approval of the (i) conversion of the Preferred Stock into shares of Common Stock in accordance with Nasdaq Stock Market Rules (the Conversion Proposal) and (ii) the issuance of Series A Preferred Stock to certain members of management, certain of its directors and funds affiliated with those directors (the Issuance Proposal) at its 2024 annual meeting of stockholders. The Securities Purchase Agreements include customary representations, warranties and covenants by the parties to the agreement.

Pursuant to the Securities Purchase Agreements, the Investors purchased the Preferred Stock at a purchase price of $46.00 per share for an aggregate purchase price of approximately $35.0 million. The Company expects to use the net proceeds from the Concurrent Private Placement for commercial expansion of sales, supporting its product pipeline, research and development and for general corporate purposes.

Registration Rights Agreement

In connection with the Concurrent Private Placement, the Company also entered into a Registration Rights Agreement, dated April 5, 2024 (the Registration Rights Agreement), with the Investors, which provides that the Company will register the resale of the shares of Common Stock issuable upon conversion of the Preferred Stock. Pursuant to the Registration Rights Agreement, the Company is required to prepare and file an initial registration statement with the SEC as soon as reasonably practicable, but in no event later than April 23, 2024 (the Filing Deadline), and to use reasonable best efforts to have the registration statement declared effective within 50 days after the closing of the Concurrent Private Placement, subject to the approval of the conversion of the Private Placement Shares being received at the Company’s 2024 annual meeting of stockholders.

Following the closing of the Offering on April 9, 2024, the Company had 114,685,542 shares of Common Stock issued and outstanding. Subject to the receipt of stockholder approval for the Conversion Proposal and the Issuance Proposal at the 2024 annual meeting of stockholders, up to 760,857 shares of the Series A Preferred Stock will be issued. 30,434,280 shares of our common stock may be issued upon the conversion of the Series A Preferred Stock, subject to beneficial ownership limitations that may limit the ability of certain holders of Series A Preferred Stock to convert such shares to Common Stock at such time.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

On April 8, 2024, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the Certificate of Designations) in connection with the Concurrent Private Placement. The Certificate of Designations provides for the issuance of up to 760,857 shares of the Series A Preferred Stock.

Holders of shares of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-Common Stock basis, and in the same form as dividends if such dividends were to be paid on shares of the Common Stock. Except as otherwise required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock, (b) alter or amend the Certificate of Designations, or (c) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series A Preferred Stock. The Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of the Company.

Following stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock will automatically convert into 40 shares of Common Stock, subject to certain limitations, including that a holder of Series A Preferred Stock is prohibited from converting shares of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (to be established by the holder between 0% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

Contingent Consideration

On April 22, 2024, the Company obtained consent from Perceptive and prepaid the July 1, 2024 Milestone Payment of $8.4 million to Indi. The Company has one Milestone Payment remaining of $6.1 million which is due October 1, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (Form 10-K) and the Condensed Financial Statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on March 1, 2024.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of March 31, 2024 and 2023 and for the three months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three months ended March 31, 2024 and 2023 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a leading diagnostic solutions company with a primary focus in lung disease. By combining a multi-omic approach with a holistic view of the patient’s disease state, we believe our solutions provide physicians with greater insights to help personalize their patient’s care and meaningfully improve disease detection, evaluation, and treatment. Our unique approach to precision medicine provides timely and actionable clinical information, which we believe helps improve overall patient outcomes and lowers the overall healthcare cost by reducing the use of ineffective and unnecessary treatments and procedures. In addition to our diagnostic tests, we provide biopharmaceutical companies with services that include diagnostic research, clinical trial testing, and the discovery, development, and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies.

Our core belief is that no single technology will answer all clinical questions that we encounter. Therefore, we employ multiple technologies, including genomics, transcriptomics, proteomics, and radiomics, and AI enabled informatics to discover innovative diagnostic tests for potential clinical use. Our multi-omic approach is designed to enable us to discover diagnostic tests that answer critical clinical questions faced by physicians, researchers, and biopharmaceutical companies.

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

We have commercialized five diagnostic tests for our lung diagnostic business, each of which have Medicare coverage, which are currently available for use by physicians. Our Nodify CDT and Nodify XL2 tests, marketed as Nodify Lung Nodule Risk Assessment testing, assess the risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify CDT and XL2 tests have an established average turnaround time of one and five business days, respectively, from receipt of the blood sample, providing physicians with timely results to guide diagnostic planning. The Nodify Lung Risk Assessment testing has resulted in a change in the calculated risk of malignancy in 80-85% of the cases. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. Our GeneStrat ddPCR, GeneStrat NGS, and VeriStrat tests, marketed as the IQLung testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat targeted tumor profiling test and the VeriStrat immune profiling test have an established turnaround time of two business days. The GeneStrat NGS test is our blood-based NGS test and has an established turnaround time of three business days. The 52-gene panel includes guideline recommended mutations to help physicians treating advanced-stage lung cancer patients identify all four major mutation classes and genes, such as EGFR, ALK, KRAS, MET, NTRK, ERBB2, and others, and delivers them in an expedited timeframe so patient treatment can begin sooner.

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
•
Reimbursement for clinical diagnostic testing. Our revenue depends on achieving broad coverage and reimbursement for our tests from third-party payers, including both commercial and government payers. All five Biodesix blood-based lung diagnostic tests within Nodify Lung Nodule Risk Assessment testing and IQLung strategy for lung cancer patients are covered by Medicare. Payment from third-party payers differs depending on whether we have entered into a contract with the payers as a “participating provider” or do not have a contract and are considered a “non-participating provider.” Payers will often reimburse non-participating providers, if at all, at a lower rate than participating providers.

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

•
Investment in clinical studies and product innovation to support growth. A significant aspect of our business is our investment in research and development, including the development of new products and our investments in clinical utility studies. We have invested heavily in clinical studies for our on market and pipeline products. Our studies focus primarily on the clinical utility of our tests including the ongoing INSIGHT study to continue our clinical understanding of the predictive and prognostic value of the VeriStrat test. On June 27, 2023, we completed enrollment of 5,000 patients with non-small cell lung cancer. The ALTITUDE randomized control study, launched during the fourth quarter 2020, seeks to further demonstrate the efficacy of the Nodify CDT and XL2 tests. A secondary focus of our studies is understanding the economic impact of our tests in assisting with decisions related to patient management and the potential impact of our tests in reducing overall healthcare costs.

On July 12, 2023, we announced the prospective, real-world ORACLE study (An Observational Registry Study to Evaluate the Performance of the Nodify XL2 Test) achieved the primary endpoint of a statistically significant change in the proportion of benign lung nodules managed by Nodify XL2 experiencing invasive procedures. The ORACLE study showed patients with benign nodules managed with the Nodify XL2 test were 74% less likely to undergo an unnecessary invasive procedure compared to the control group. Additionally, the proportion of patients sent to CT surveillance with malignant nodules did not differ between the Nodify XL2 group and the control group. As of March 31, 2024, all ORACLE participants have completed the study.

Our clinical research has resulted in approximately 90 peer-reviewed publications for our tests. In addition to clinical studies, we are collaborating with investigators from multiple academic cancer centers. On June 3, 2022, we announced the intent to develop a new novel molecular minimal residual disease (MRD) test as a part of a master sponsored research agreement (MSRA) with Memorial Sloan Kettering Cancer Center (MSK). In addition, the MSRA between MSK and the Company also includes the potential future development of other diagnostic tests aimed at improving the treatment of cancer. On March 25, 2024, we announced a new master collaborative research agreement (MCRA) with MSK under which the teams will collaborate on a development plan for diagnostic tests aimed at improving the treatment of cancer. Biodesix will utilize its array of genomics, proteomics, and data mining capabilities with the aim of developing and commercializing oncology biomarker assays in collaboration with MSK. Bio-Rad will provide its industry-leading digital PCR assay technology in support of this important work. We believe these studies and collaborative arrangements are critical to gaining physician adoption and driving favorable coverage decisions by payers and expect our investments in research and development to increase. Further we also expect to increase our research and development expenses to fund further innovation and develop new clinically relevant tests.

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

While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. See Part II, Item 1A. “Risk Factors” within this Form 10-Q and Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

First Quarter 2024 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended March 31, 2024 as compared to the same period in 2023 unless otherwise noted:

•
Total revenue of $14.8 million, an increase of 64%, driven by strong year-over-year growth in both Lung Diagnostics and Biopharmaceutical Services;
o
Lung Diagnostic revenue of $13.8 million reflected a year-over-year increase of 60% driven primarily by the continued adoption of Nodify Lung Nodule Risk Assessment tests;
o
Biopharmaceutical Services and other revenue of $1.0 million increased 149% year-over-year, a result of both delivering against our increasing book of contracted business and securing new agreements with both new and existing partners;

•
First quarter 2024 gross profit of $11.6 million, or 79% gross margin compared to 65% gross margin in the comparable prior year period, primarily driven by growth in Lung Diagnostic Testing and optimization of testing workflows that resulted in improvements in costs per test, and increased process efficiencies in our Biopharmaceutical Services business;
•
Operating expenses (excluding direct costs and expenses) of $22.7 million, an increase of approximately $0.4 million, or 2% as compared to the first quarter 2023 (includes non-cash stock compensation expense, depreciation and amortization, and asset impairment of $4.1 million as compared to $3.1 million). This increase is primarily attributable to an increase in depreciation expense related to the leasehold improvements in our new Louisville headquarters and laboratory, increased sales and marketing costs to support lung diagnostic sales growth to enhance product awareness and drive adoption, partially offset by a decrease in research and development costs;
•
Net loss of $13.6 million, an improvement of approximately $5.1 million, or 27%;
•
Cash and cash equivalents of $11.5 million as of March 31, 2024, a decrease of $14.8 million from December 31, 2023;
o
Cash and cash equivalents as of March 31, 2024 excludes $55.0 million in gross proceeds raised from an underwritten offering of common stock and concurrent private placement completed on April 5, 2024.
o
Includes the scheduled milestone payment of $3.4 million paid in January 2024 for the acquisition of Integrated Diagnostics in 2018. Payments include required milestone installments plus interest through the date of the payment. Subsequent to the end of the quarter the Company made the scheduled milestone payment of $5.3 million on April 1 and prepaid the July 1,2024 milestone payment of $8.4 million which included interest through the date of payment. The Company has one payment of $6.1 million remaining, which does not accrue interest.

Components of Operating Results

Revenues

We derive our revenue from two primary sources: (i) providing diagnostic testing in the clinical setting (Diagnostic Tests); and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, clinical trial testing, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Biopharmaceutical Services and other).

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

Biopharmaceutical Services and other

Biopharmaceutical Services revenue is generated from the delivery of our on-market tests, pipeline tests, custom diagnostic testing, and other scientific services for a purpose as defined by any individual customer. At times we collaborate with large biopharmaceutical companies in an attempt to discover biomarkers that would be helpful in their drug development or marketing. The performance obligations and related revenue for these sales is defined by a written agreement between us and our customer. These services are generally completed upon the delivery of testing results, or other contractually defined milestone(s), to the customer, which is considered the performance obligation. Customers for these services are typically large pharmaceutical companies where collectability is reasonably assured and therefore revenue is accrued upon completion of the performance obligations. Revenue derived from services is often unpredictable and can cause significant swings in our overall net revenue line from quarter to quarter.

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

Sales, marketing, general and administrative

Our sales and marketing expenses are expensed as incurred and include costs associated with our sales organization, including our direct sales force and sales management, client services, marketing, communications and reimbursement, as well as business development personnel who are focused on our biopharmaceutical customers. These expenses consist primarily of salaries, commissions, bonuses, employee benefits, share-based compensation, and travel, as well as marketing and educational activities and allocated overhead expenses. We expect our sales and marketing expenses to increase in dollars as we expand our sales force, increase our presence within the United States, and increase our marketing activities to drive further awareness and adoption of our tests and our future products. These expenses, though expected to increase in dollars, are expected to decrease as a percentage of revenue in the long term, though they may fluctuate as a percentage of our revenues from period to period due to the timing and nature of these expenses.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the three months ended March 31, 2024 and 2023, interest expense consists of cash and non-cash interest from the Perceptive Term Loan Facility and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. Interest income, which is included in ‘Other income, net’ in the condensed statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenues	$14,818	$9,056	$5,762	64%
Operating expenses
Direct costs and expenses	3,175	3,169	6	0%
Research and development	2,040	3,251	(1,211)	(37)%
Sales, marketing, general and administrative	20,556	18,989	1,567	8%
Impairment loss on intangible assets	68	20	48	240%
Total operating expenses	25,839	25,429	410	2%
Loss from operations	(11,021)	(16,373)	5,352	33%
Other (expense) income
Interest expense	(2,529)	(2,391)	(138)	(6)%
Change in fair value of warrant liability, net	—	61	(61)	(100)%
Other (expense) income, net	(64)	1	(65)	(6,500)%
Total other expense	(2,593)	(2,329)	264	11%
Net loss	$(13,614)	$(18,702)	$5,088	27%

Share-based compensation (1)	$2,640	$2,281	$359	16%
(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenues
Diagnostic Testing revenue	$13,796	$8,645	$5,151	60%
Biopharmaceutical Services and other revenue	1,022	411	611	149%
Total revenues	$14,818	$9,056	$5,762	64%

Total revenue increased $5.8 million or 64% for the three months ended March 31, 2024 compared to the same period in 2023.

Diagnostic test revenue increased $5.2 million or 60% for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase of $5.7 million in the Nodify Lung Nodule Risk Assessment testing strategy driven by an increase in tests delivered as our sales efforts continue to focus on Nodify CDT and XL2 tests. This increase was partially offset by a $0.6 million decrease in the IQLung testing strategy. The Company’s diagnostic testing sales efforts continued to gain momentum during the three months ended March 31, 2024 as the number of tests delivered reached the highest in Company history for five consecutive quarters.

Biopharmaceutical Services and other revenue increased $0.6 million or 149% for the three months ended March 31, 2024 compared to the same period in 2023. The increase in revenue for the three months ended March 31, 2024 was primarily a result of delivering against our expanding book of business and securing new agreements.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased an insignificant amount for the three months ended March 31, 2024 compared to the same period in 2023, despite the increase in Diagnostic and Biopharmaceutical Services testing volume. This is primarily driven by the optimization of testing workflows that resulted in improvements in costs per test.

Research and development

Research and development expenses decreased $1.2 million or 37% for the three months ended March 31, 2024 compared to the same period in 2023. The decrease in costs for the three months ended March 31, 2024 was due primarily to a decrease in internal expenses associated with compensation and benefit costs and other external costs associated with clinical trials and data acquisition costs.

The following table summarizes our external and internal costs for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
External expenses:
Clinical trials and associated costs	$196	$537	$(341)	(64)%
Other external costs	669	991	(322)	(32)%
Total external costs	865	1,528	(663)	(43)%
Internal expenses	1,175	1,723	(548)	(32)%
Total research and development expenses	$2,040	$3,251	$(1,211)	(37)%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $1.6 million or 8% for the three months ended March 31, 2024 compared to the same period in 2023. The increase for the three months ended March 31, 2024 was driven primarily by increases in employee compensation and benefits associated with an increase in headcount and variable compensation as well as increases in non-employee costs associated with increased spending on various sales meetings and sales fulfillment during 2024 as compared to 2023. Of the $1.6 million increase, $0.7 million is associated with the increase in depreciation expense related to the leasehold improvements in our new Louisville headquarters and laboratory.

Non-operating Expenses

Interest expense

Interest expense increased $0.1 million or 6% for the three months ended March 31, 2024 compared to the same period in 2023. The interest expense for the three months ended March 31, 2024 is primarily related to the Perceptive Term Loan Facility of $1.8 million and interest associated with the contingent consideration of $0.7 million. The interest expense for the three months ended March 31, 2023 is primarily related to the Perceptive Term Loan Facility of $1.3 million and the contingent consideration of $1.1 million.

Change in fair value of warrant liability, net

During the three months ended March 31, 2024, the Company recorded no change in fair value of warrant liability in the condensed statement of operations. During the three months ended March 31, 2023, the Company recorded a $0.1 million gain as a change in fair value in the condensed statement of operations due to changes in unobservable inputs. This was a result of changes in the probability of our ability to draw on Tranche B and C loans.

Other (expense) income, net

During the three months ended March 31, 2024, the Company expensed approximately $0.1 million of deferred offering costs to 'Other (expense) income, net' in the condensed statement of operations as a result of changes in the probability of our ability to fully utilize the LPC Facility prior to the termination date.

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

On November 21, 2022, the Company funded and a term loan facility for up to $50.0 million, with funding of $30.0 million and the issuance of warrants exercisable into 3,000,000 shares of the Company’s common stock occurring on November 21, 2022, and two additional contingently issuable tranches of $10.0 million each subject to certain terms and conditions, including revenue milestones.

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

On August 3, 2023, the Company entered into subscription agreements (the Subscription Agreements) with all of the members of our Board of Directors, all Section 16 officers, and additional members of the Biodesix leadership team for the issuance and sale by the Company of an aggregate of 16,975,298 of the Company’s common stock for an aggregate purchase price of approximately $27.5 million. During the three months ended September 30, 2023, the Company received $15.3 million in proceeds and issued 9,454,927 shares of common stock. On September 27, 2023, the Company entered into an amendment to delay final closing on one subscription agreement. The remaining $12.2 million in proceeds was received and 7,520,371 shares of common stock was issued during the three months ended December 31, 2023.

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

As of March 31, 2024, the Company had remaining available capacity for share issuances of approximately $28.2 million under the ATM facility and up to $46.9 million under the LPC Facility, each subject to the restrictions and limitations of the underlying facilities, as well as volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding. On April 5, 2024, the Company filed Supplement No. 1 to the ATM Prospectus Supplement dated December 22, 2021. To comply with volume limitations under applicable SEC rules and regulations, Supplement No. 1 reduced the aggregate offering price to up to $100,000 of shares in order to maximize the amount the Company could offer under the April 2024 Offering.

As of March 31, 2024, we maintained cash and cash equivalents of $11.5 million and we have $40.0 million in outstanding aggregate principal amount on our Perceptive Term Loan Facility. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and (ii) providing biopharmaceutical companies with development and testing services and licensing our technologies. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, our ability to execute our current operating plan, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our Perceptive Term Loan Facility or to obtain waivers or amendments that impact the related covenants. As of March 31, 2024, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

Our ability to maintain our financial covenants under our Perceptive Term Loan Facility during the next twelve months is, in part, dependent upon executing our current operating plan. If we do not execute our current operating plan and maintain our financial covenants, this could result in an Event of Default (as defined in the Perceptive Term Loan Facility), causing an acceleration and repayment of the outstanding balances. The Perceptive Term Loan Facility requires the Company to meet certain minimum net revenue threshold amounts agreed to between the Company and Perceptive as of the last day of each fiscal quarter, which commenced with the fiscal quarter ending March 31, 2023. During 2023, the Company entered into various amendments to the Perceptive Term Loan Facility to reduce the relevant Minimum Net Revenue thresholds. On February 29, 2024, the Company entered into a third amendment to the Perceptive Term Loan Facility, whereby, subject to the terms and conditions of the third amendment, the Minimum Net Revenue Covenant was amended to reduce the relevant threshold through the fiscal quarter ended December 31, 2025. Subsequent to March 31, 2024, the Company closed an underwritten offering of common stock and a concurrent private placement (the April 2024 Offering). Collectively, the Company raised net proceeds of approximately $51.5 million (see Note 14 – Subsequent Events). We have taken steps to improve our liquidity through raising debt and equity capital and have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses. If we do not execute our current operating plan, we may need to consider further measures to reduce our operating expenses. These measures would limit or reduce our operations and could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

If we do not execute our current operating plan we may need to continue to raise additional funds from external sources, such as through the issuance of debt or equity securities. We may also raise additional capital to restructure our existing debt or for general working capital purposes, or both. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we do raise additional capital through equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. There can be no assurance that additional capital will be available to us or, if available, will be available in sufficient amounts or on terms acceptable to us or on a timely basis.

We expect to continue to incur operating losses in the near term while we make investments to support our anticipated growth. Our ability to maintain our financial covenants is, in part, dependent upon executing our current operating plan and, along with the items noted above, raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Our unaudited financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash flows (used in) provided by:
Operating activities	$(15,311)	$(7,686)
Investing activities	(273)	(7,706)
Financing activities	791	(2,421)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(14,793)	$(17,813)

Our cash flows resulted in a net decrease in cash and cash equivalents and restricted cash of $14.8 million during the three months ended March 31, 2024 as compared to the net decrease in cash of $17.8 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, net cash used in operating activities totaled $15.3 million, an increase of approximately $7.6 million compared to the same period in 2023 primarily due to unfavorable changes in net working capital of $12.5 million, which includes a $3.4 million payment made for contingent consideration during the three months ended March 31, 2024 and a $7.2 million decrease in tenant improvement allowances received for capital expenditures and leasehold improvements related to the CVP Lease, partially offset by a year-over-year decrease in net loss from operations of $5.0 million.

Net cash used in investing activities during the three months ended March 31, 2024 totaled $0.3 million, a decrease of $7.4 million compared to the same period in 2023. The decrease in net cash used in investing activities was primarily due to decreases in purchases of property and equipment and capital expenditures for leasehold improvements related to the CVP Lease. These leasehold improvements are tenant improvements and have been reimbursed from the Landlord.

Net cash provided by financing activities during the three months ended March 31, 2024 totaled $0.8 million compared to a use of cash of $2.4 million in the same period of 2023. The net cash provided by financing activities for the three months ended March 31, 2024 primarily resulted from $0.9 million in net proceeds from the issuance of common stock under the ATM facility and the ESPP, partially offset by repayment of financing leases of $0.1 million. The net cash used in financing activities for the three months ended March 31, 2023 primarily resulted from milestone payments to Indi of $2.0 million, which beginning during the three months ended December 31, 2023 are now classified as a cash outflow from operating activities due to the applicable US GAAP requirements. In addition, the Company incurred payments of debt issuance costs of $0.8 million, partially offset by $0.4 million in proceeds from the issuance of common stock under the ESPP and exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of March 31, 2024 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$61,393	$5,864	$11,644	$43,885	$—
Contingent consideration	19,994	19,994	—	—	—
Operating lease obligations	46,361	2,702	8,332	8,258	27,069
Finance lease obligations	680	348	332	—	—
Total	$128,428	$28,908	$20,308	$52,143	$27,069

(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect on March 31, 2024.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

As of March 31, 2024, we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

In accordance with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Certain of these estimates significantly influence the portrayal of our financial condition and results of operations and require us to make difficult, subjective or complex judgments. Our critical accounting policies are described in greater detail below and in Note 2 to our condensed financial statements in Part 1 of this Quarterly Report on Form 10-Q as well as Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on March 1, 2024.

Revenue Recognition

We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for our goods or services. To determine revenue recognition for our arrangements with our customers, we perform a five-step process, which includes: (i) identifying the contract(s) with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when (or as) we satisfy our performance obligations. The Company generates revenues from (i) Diagnostic Tests and (ii) assay development, testing services, and licensing our technologies (Biopharmaceutical Services and other revenue).

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of March 31, 2024, we had $40.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of March 31, 2024, a hypothetical 100 basis point increase in interest rates would have an estimated $0.4 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

There were no changes to our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K as of and for the year ended December 31, 2023, filed March 1, 2024. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2024, we entered into the Securities Purchase Agreements, pursuant to which we sold 760,857 shares of our Series A Preferred Stock, which, subject to stockholder approval and certain beneficial ownership limitations set by each holder pursuant to the Series A Certificate of Designation, will automatically convert into 40 shares of Common Stock for each share of Series A Preferred Stock, for an aggregate of up to 30,434,280 shares of our common stock and an aggregate purchase price of $35.0 million. The Private Placement Preferred Shares were offered and sold in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof. Each of the investors represented that it was an “accredited investor,” as defined in Regulation D, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Private Placement Preferred Shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The Company expects to use the net proceeds from the Concurrent Private Placement for commercial expansion of sales, supporting its product pipeline, research and development and for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024.

Item 6. Exhibits.

Exhibit Number	Description

3.1***

Certificate of Designations of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2024).

10.1***

Securities Purchase Agreement, dated as of April 5, 2024 between Biodesix, Inc. and certain of the Investors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2024).

10.2***

Securities Purchase Agreement, dated as of April 5, 2024 between Biodesix, Inc. and certain members of management, certain of its directors and funds affiliated with those directors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2024).

10.3***

Registration Rights Agreement, dated as of April 5, 2024 between Biodesix, Inc. and the Investors (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2024).

10.4***

Form of Executive Severance and Change in Control Agreement, dated April 23, 2024 by and among the Company and each of its executive officers. (incorporated by reference to Exhibit 10.42 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 23, 2024).

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

*** Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: May 8, 2024	By:	/s/ CHRISTOPHER C. VAZQUEZ
Christopher C. Vazquez
Chief Accounting Officer
(Principal Accounting Officer)