Form 10-Q
period 2024-06-30
BIODESIX INC
filed 2024-08-07
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of July 31, 2024, the Registrant had 145,177,125 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$42,219	$26,284
Accounts receivable, net of allowance for credit losses of $238 and $65	10,128	7,679
Other current assets	5,232	5,720
Total current assets	57,579	39,683
Non‑current assets
Property and equipment, net	28,019	27,867
Intangible assets, net	6,884	7,911
Operating lease right-of-use assets	1,767	1,745
Goodwill	15,031	15,031
Other long-term assets	6,561	6,859
Total non‑current assets	58,262	59,413
Total assets	$115,841	$99,096

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,220	$2,929
Accrued liabilities	8,324	7,710
Deferred revenue	447	324
Current portion of operating lease liabilities	300	252
Current portion of contingent consideration	5,838	21,857
Current portion of notes payable	37	51
Other current liabilities	386	293
Total current liabilities	17,552	33,416
Non‑current liabilities
Long‑term notes payable, net of current portion	35,807	35,225
Long-term operating lease liabilities	25,478	25,163
Other long-term liabilities	744	712
Total non‑current liabilities	62,029	61,100
Total liabilities	79,581	94,516
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2024 and 2023) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 145,149,630 (2024) and 96,235,883 (2023) shares issued and outstanding	145	96
Additional paid‑in capital	480,103	424,050
Accumulated deficit	(443,988)	(419,566)
Total stockholders' equity	36,260	4,580
Total liabilities and stockholders' equity	$115,841	$99,096

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$17,925	$11,872	$32,743	$20,928
Operating expenses:
Direct costs and expenses	3,877	3,238	7,052	6,407
Research and development	2,558	2,910	4,598	6,161
Sales, marketing, general and administrative	19,660	16,651	40,216	35,640
Impairment loss on intangible assets	67	—	135	20
Total operating expenses	26,162	22,799	52,001	48,228
Loss from operations	(8,237)	(10,927)	(19,258)	(27,300)
Other (expense) income:
Interest expense	(1,936)	(2,430)	(4,465)	(4,821)
Loss on extinguishment of liabilities	(248)	—	(248)	—
Change in fair value of warrant liability, net	—	—	—	61
Other (expense) income, net	(387)	1	(451)	2
Total other expense	(2,571)	(2,429)	(5,164)	(4,758)

Net loss	$(10,808)	$(13,356)	$(24,422)	$(32,058)
Net loss per share, basic and diluted	$(0.08)	$(0.17)	$(0.22)	$(0.41)
Weighted-average shares outstanding, basic and diluted	127,168	78,506	112,167	78,138

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' Equity (Deficit)

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance ‑ December 31, 2023	96,236	$96	$424,050	$(419,566)	$4,580
Issuance of common stock, net	314	1	606	—	607
Issuance of common stock under employee stock purchase plan	216	—	282	—	282
Exercise of stock options	6	—	3	—	3
Release of restricted stock units	387	—	—	—	—
Share‑based compensation	—	—	2,640	—	2,640
Net loss	—	—	—	(13,614)	(13,614)
Balance ‑ March 31, 2024	97,159	97	427,581	(433,180)	(5,502)
Conversion of preferred stock liabilities to common stock, net	30,435	31	33,119	—	33,150
Issuance of common stock, net	17,392	17	18,181	—	18,198
Exercise of stock options	8	—	4	—	4
Release of restricted stock units	156	—	—	—	—
Share‑based compensation	—	—	1,218	—	1,218
Net loss	—	—	—	(10,808)	(10,808)
Balance - June 30, 2024	145,150	$145	$480,103	$(443,988)	$36,260

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2022	77,614	$78	$387,948	$(367,420)	$20,606
Issuance of common stock, net	—	—	(61)	—	(61)
Issuance of common stock under employee stock purchase plan	270	—	420	—	420
Exercise of stock options	9	—	6	—	6
Release of restricted stock units	86	—	—	—	—
Share‑based compensation	—	—	2,281	—	2,281
Net loss	—	—	—	(18,702)	(18,702)
Balance ‑ March 31, 2023	77,979	78	390,594	(386,122)	4,550
Exercise of stock options	107	—	81	—	81
Release of restricted stock units	525	1	—	—	1
Issuance of warrants	—	—	674	—	674
Share‑based compensation	—	—	1,057	—	1,057
Net loss	—	—	—	(13,356)	(13,356)
Balance - June 30, 2023	78,611	$79	$392,406	$(399,478)	$(6,993)

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(24,422)	$(32,058)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	2,832	1,569
(Accretion) amortization of lease right-of-use assets	(191)	1,394
Loss on extinguishment of liabilities	248	—
Share‑based compensation expense	3,858	3,338
Change in fair value of warrant liability, net	—	(61)
Provision for doubtful accounts	220	367
Accrued interest, amortization of debt issuance costs and other	2,084	2,695
Inventory excess and obsolescence	12	115
Impairment loss on intangible assets	135	20
Changes in operating assets and liabilities:
Accounts receivable	(2,669)	580
Other current assets	1,129	1,349
Other long-term assets	12	—
Accounts payable and other accrued liabilities	(679)	1,236
Deferred revenue	71	49
Contingent consideration	(17,167)	—
Tenant improvement allowances received	—	12,978
Current and long-term operating lease liabilities	645	(320)
Net cash and cash equivalents and restricted cash used in operating activities	(33,882)	(6,749)

Cash flows from investing activities
Purchase of property and equipment	(2,160)	(14,093)
Patent costs and intangible asset acquisition, net	(110)	(85)
Net cash and cash equivalents and restricted cash used in investing activities	(2,270)	(14,178)

Cash flows from financing activities
Proceeds from the issuance of common stock	55,625	—
Proceeds from issuance of common stock under employee stock purchase plan	282	420
Proceeds from exercise of stock options	7	87
Payment of contingent consideration	—	(4,262)
Repayment of term loan and notes payable	(25)	(24)
Payment of debt issuance costs	(37)	(832)
Equity financing costs	(3,615)	(61)
Other	(150)	(79)
Net cash and cash equivalents and restricted cash provided by (used in) financing activities	52,087	(4,751)
Net increase (decrease) in cash and cash equivalents and restricted cash	15,935	(25,678)
Cash, cash equivalents, and restricted cash ‑ beginning of period	26,371	43,174
Cash, cash equivalents, and restricted cash ‑ end of period	$42,306	$17,496

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Six Months Ended June 30,
	2024	2023
Debt issuance costs included in accounts payable and other accrued liabilities	2	—
Equity financing costs included in accounts payable and other accrued liabilities	55	—
Issuance of Perceptive Warrants	—	674
Operating lease right-of-use asset obtained in exchange for lease liabilities	281	858
Finance lease right-of-use assets obtained in exchange for lease liabilities	326	773
Cash paid for interest	2,472	2,119
Purchases of property & equipment included in accounts payable and accrued liabilities	68	27

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company,” “Biodesix,” “we,” “us” and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado and the Company performs its blood-based diagnostic tests in its laboratory facilities which are located in Louisville, Colorado and De Soto, Kansas. The Company conducts all of its operations within a single legal entity. Biodesix is a leading diagnostic solutions company with a focus in lung disease. The Company develops diagnostic tests using a multi-omic approach to harness the strengths of different technologies that are best suited to address important clinical questions. We derive our revenue from two sources: (i) providing diagnostic testing services associated with blood-based lung tests (Diagnostic Tests) and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Biopharmaceutical Services and other). Biodesix offers five Medicare-covered tests for patients with lung diseases which includes our blood-based Nodify Lung® Nodule Risk Assessment, consisting of the Nodify XL2® and the Nodify CDT® tests. These tests evaluate the risk of malignancy in pulmonary nodules, enabling physicians to better triage patients to the most appropriate course of action. Additionally, our blood-based IQLung™ test portfolio for lung cancer patients integrates the GeneStrat® ddPCR test, the GeneStrat NGS® test and the VeriStrat® test to support treatment decisions across all stages of lung cancer.

Blood-Based Lung Tests

The Company offers five blood-based lung cancer tests across the lung cancer continuum of care:

Diagnosis

•
Nodify CDT and Nodify XL2 tests, marketed as Nodify Lung Nodule Risk Assessment, assess a suspicious lung nodule's risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify CDT and XL2 tests have an established average turnaround time of one and five business days, respectively, from receipt of the blood sample, providing physicians with timely results to guide diagnostic planning. The Nodify CDT test is a blood-based test that detects the presence of seven autoantibodies associated with the presence of tumors. Elevated levels of the autoantibodies in patients with lung nodules indicate an increased risk of lung cancer to help identify patients that may benefit from timely intervention. The Nodify XL2 test is a blood-based proteomic test that evaluates the likelihood that a lung nodule is benign to help identify patients that may benefit from surveillance imaging. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules.

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

Liquidity and Capital Resources

As of June 30, 2024, we maintained cash and cash equivalents of $42.2 million and we have $40.0 million in outstanding aggregate principal amount on our Perceptive Term Loan Facility (see Note 6 – Debt). We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and (ii) providing biopharmaceutical companies with development and testing services and licensing our technologies. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, our ability to execute our current operating plan, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our Perceptive Term Loan Facility (see Note 6 – Debt) or to obtain waivers or amendments that impact the related covenants. As of June 30, 2024, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

Our ability to maintain our financial covenants under our Perceptive Term Loan Facility during the next twelve months is, in part, dependent upon executing our current operating plan. If we do not execute our current operating plan and maintain our financial covenants, this could result in an Event of Default (as defined in the Perceptive Term Loan Facility), causing an acceleration and repayment of the outstanding balances. The Perceptive Term Loan Facility requires the Company to meet certain minimum net revenue threshold amounts agreed to between the Company and Perceptive as of the last day of each fiscal quarter, which commenced with the fiscal quarter ending March 31, 2023. During 2023, the Company entered into various amendments to the Perceptive Term Loan Facility to reduce the relevant Minimum Net Revenue thresholds. On February 29, 2024, the Company entered into a third amendment to the Perceptive Term Loan Facility, whereby, subject to the terms and conditions of the third amendment, the Minimum Net Revenue Covenant was amended to reduce the relevant threshold through the fiscal quarter ended December 31, 2025 (see Note 6 – Debt). During the three months ended June 30, 2024, the Company completed an underwritten offering of common stock and a concurrent private placement (the April 2024 Offering). Collectively, the Company raised net proceeds of approximately $51.3 million (see Note 8 – Equity). We have taken steps to improve our liquidity through raising debt and equity capital and have also undertaken several proactive measures including, among other things, the reduction of planned capital expenditures and certain operating expenses as previously disclosed. If we do not execute our current operating plan, we may need to consider further measures to reduce our operating expenses. These measures would limit or reduce our operations and could include a hiring freeze, reductions in our workforce, reduction in cash compensation, deferring capital expenditures, and reducing other operating costs.

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

Concentrations of Credit Risk and Other Uncertainties

Substantially all of the Company’s cash and cash equivalents are deposited with one major financial institution in the United States. The Company continually monitors its positions with, and the credit quality of, the financial institution with which it holds cash. Periodically throughout the year, the Company has maintained balances in various operating and money market accounts in excess of federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

For a discussion of credit risk concentration of accounts receivable as of June 30, 2024 and December 31, 2023, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. As of June 30, 2024 and December 31, 2023, the Company had $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying condensed balance sheets.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the condensed balance sheets and was $1.2 million and $1.4 million for the periods ended June 30, 2024 and December 31, 2023, respectively. The Company recorded a reserve for excess inventory of $0.1 million for the periods ended June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded an insignificant amount and $0.1 million, respectively, to the condensed statement of operations for excess and obsolete inventory.

Other Assets

The Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC and subsequently assigned to CVP I Owner LLC (see Note 7 – Leases). As of June 30, 2024 and December 31, 2023, the $5.0 million refundable deposit is reported within 'Other long-term assets' in the condensed balance sheets.

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

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the condensed balance sheets, which may differ from their respective fair values. The fair value of borrowings as of June 30, 2024 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The difference between the carrying value and fair value of outstanding borrowings as of June 30, 2024 is due to an increase in the fair value of debt as a result of improved credit markets. The carrying value of outstanding borrowings approximates the fair value as of December 31, 2023. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$35,844	$37,034	$35,276	$35,506

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

The table below presents the reported fair values of contingent consideration and warrant liabilities, which are classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

	As of
Description	June 30, 2024	December 31, 2023
Contingent consideration	$5,838	$21,857
Warrant liabilities	$—	$—

The following table presents the changes in contingent consideration for the dates indicated (in thousands):

Level 3 Rollforward	For the six months ended June 30, 2024
Balance - January 1, 2024	$21,857
Interest expense	900
Loss on extinguishment of liabilities	248
Payments	(17,167)
Balance - June 30, 2024	$5,838

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

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA, in which the parties agreed to restructure the Milestone Payments. The Company made five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million which began in July 2023, one installment of $5.0 million in April 2024, and one installment of $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million to be paid in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments is subject to ongoing compliance under the Perceptive Term Loan Facility. On April 22, 2024, the Company obtained consent from Perceptive and prepaid the July 1, 2024 Milestone Payment of $8.4 million to Indi. The Company has one payment remaining of $6.1 million which is due October 1, 2024 (see Note 6 - Debt).

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

During the three and six months ended June 30, 2024, the Company recorded $0.2 million and $0.9 million, respectively, compared to $1.0 million and $2.1 million during the three and six months ended June 30, 2023, respectively, in interest expense due to the passage of time and fixed payment schedule. During the three months ended June 30, 2024, the Company recorded $0.2 million to 'Loss on extinguishment of liabilities due to the prepayment of the July 1, 2024 Milestone Payment.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Warrant Liabilities

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), the Company issued Perceptive a warrant to purchase up to 5,000,000 shares of the Company's common stock (the Perceptive Warrant), including Initial Warrants (as defined in Note 8 - Equity below) and Tranche B and C Warrants. The Initial Warrants are equity classified (see Note 8 - Equity) while the Tranche B and C Warrants were initially classified as liabilities and recognized at fair value. On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 6 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital (see Note 8 – Equity). The fair value of the Tranche C Warrants is determined using a Black-Scholes model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value include the fair value of the Company's common stock, risk-free rate, the volatility of common stock, and the probability of the expected borrowing. Significant increases or decreases in the unobservable inputs could result in a significantly higher or lower fair value measurement. During the three and six months ended June 30, 2024, the Company recorded zero as a change in fair value through the condensed statement of operations due to changes in unobservable inputs. During the three and six months ended June 30, 2023, the Company recorded zero and a $0.1 million gain, respectively, as a change in fair value through the condensed statement of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on Tranche B and C loans.

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Lab equipment	$5,864	$6,089
Leasehold improvements	26,556	24,713
Computer equipment	1,229	1,221
Furniture and fixtures	1,067	1,034
Software	325	325
Vehicles	97	97
Construction in process	139	—
	35,277	33,479
Less accumulated depreciation	(7,258)	(5,612)
Total property and equipment, net	$28,019	$27,867

Depreciation expense for the three and six months ended June 30, 2024 was $0.9 million and $1.8 million, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively.

Intangible assets, excluding goodwill, consist of the following (in thousands):

	June 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,945	$(811)	$1,134	$1,975	$(752)	$1,223
Purchased technology	16,900	(11,267)	5,633	16,900	(10,328)	6,572
Intangible assets not subject to amortization
Trademarks	117	—	117	116	—	116
Total	$18,962	$(12,078)	$6,884	$18,991	$(11,080)	$7,911

Amortization expense related to definite-lived intangible assets was $0.5 million and $1.0 million for both the three and six months ended June 30, 2024 and 2023, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Future estimated amortization expense of intangible assets is (in thousands):

As of June 30, 2024
Remainder of 2024	$1,006
2025	2,009
2026	1,990
2027	1,031
2028	83
2029 and thereafter	648
Total	$6,767

Accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Compensation related accruals	$4,648	$3,855
Accrued clinical trial expense	1,044	983
Other expenses	2,632	2,872
Total accrued liabilities	$8,324	$7,710

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of
	June 30, 2024	December 31, 2023
Perceptive Term Loan Facility	$40,000	$40,000
Other	53	78
Unamortized debt discount and debt issuance costs	(4,209)	(4,802)
	35,844	35,276
Less: current maturities	37	51
Long-term notes payable	$35,807	$35,225

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

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of June 30, 2024, the stated interest rate was approximately 14.4%.

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

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of June 30, 2024, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

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

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of June 30, 2024
Remainder of 2024	$25
2025	21
2026	7
2027 and thereafter	40,000
Total	$40,053

Note 7 – Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. In January 2024 the Company relocated its corporate headquarters and laboratory facilities to Louisville, Colorado. The Company also leases laboratory and office space in De Soto, Kansas, under a non-cancelable lease agreement for approximately 9,066 square feet that is set to expire in October 2026. Additionally, during the three months ended June 30, 2024, the Company amended the De Soto lease agreement to include an additional 1,772 square feet of office space. The Company also holds various copier and equipment leases under non-cancelable lease agreements that expire in the next one to three years.

Centennial Valley Properties I, LLC Lease Agreement

On March 11, 2022, the Company entered into a Lease Agreement (the Lease) with Centennial Valley Properties I, LLC and subsequently assigned to CVP I Owner LLC, a Colorado limited liability company (the Landlord) for office and laboratory space in Louisville, Colorado (the Leased Premises). The initial term of the Lease is twelve years (the Initial Term) from the commencement date, which was April 1, 2023 (the Commencement Date). The Company has two renewal options to extend the term of the Lease for an additional seven- or ten-year terms for each renewal.

Under the Lease, the Company is leasing approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Company's obligation to pay base rent shall be abated, commencing as of the Commencement Date and ending on March 31, 2024 (the Abated Rent Period). Further, the Company's obligation to pay base rent with respect to a portion of the area of the Lease Premises equal to 19,980 square feet shall be abated (the Partial Abated Rent), commencing as of April 1, 2024 and ending on March 31, 2025 (the Partial Abated Rent Period). Pursuant to a work letter entered by the parties in connection with the Lease, the Landlord contributed an aggregate of $18.8 million toward the cost of construction and improvements for the Leased Premises and the Company exercised its option for an additional tenant improvement allowance of $2.0 million (the Extra Allowance Amount). The Company will repay the Extra Allowance Amount actually funded by

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

the Landlord in equal monthly payments with an interest rate of 6% per year over the Initial Term excluding any part of the Abated Rent Period or Partial Abated Rent Period, which shall start to accrue on the date that the Landlord first disburses the Extra Allowance Amount. The Company made an accounting policy election to reduce the right-of-use asset and lease liability at lease commencement because the Lease specifies a maximum level of reimbursement for tenant improvements which are probable of being incurred and within the Company's control. Due to the tenant improvement allowances at the accounting lease commencement date and rent abatement periods described above, the Company expects the lease liability to accrete to approximately $25.5 million by March 2025. The Company utilized the total $20.8 million in tenant improvement allowances for capital expenditures for leasehold improvements throughout the year ended December 31, 2023.

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the condensed balance sheet as of June 30, 2024.

Operating lease expense for all operating leases was $0.6 million and $1.2 million for the three and six months ended June 30, 2024, respectively, compared to $1.1 million and $2.2 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the weighted-average remaining lease term and discount rate associated with our operating leases were 10.5 years and 11.4%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of June 30, 2024
Remainder of 2024	$1,392
2025	3,908
2026	4,171
2027	4,063
2028	4,151
2029 and thereafter	28,113
Total future minimum lease payments	45,798
Less amount representing interest	(20,020)
Total lease liabilities	$25,778

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

On the LPC Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee (the Initial Commitment Shares) for which the Company did not receive consideration and, upon the available amount being reduced to an amount equal to or less than $20.0 million, the Company will be required to issue 61,425 shares (the Additional Commitment Shares and together with the Initial Commitment Shares, collectively, the Commitment Shares). The Initial Commitment Shares issued were valued at $0.6 million and, together with due diligence expenses and legal fees of $0.1 million, reflect deferred offering costs of $0.7 million, were included on the condensed balance sheet in 'Other long-term assets'. The deferred offering costs were charged against 'Additional paid-in capital' based upon proceeds from the sale of common stock under the Purchase Agreement. During the three and six months ended June 30, 2024, there were no deferred offering costs charged against 'Additional paid-in capital'. During the three and six months ended June 30, 2024, the Company expensed approximately $0.6 million and $0.7 million, respectively, of deferred offering costs to 'Other (expense) income, net' in the condensed statement of operations as a result of changes in the probability of our ability to fully utilize the LPC Facility prior to the termination date. During the three and six months ended June 30, 2023, there were no deferred offering costs charged against 'Additional paid-in capital'. As of June 30, 2024, zero deferred offering costs remain.

During the six months ended June 30, 2024, the Company raised approximately $0.6 million ($0.6 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 313,928 common shares at a weighted average price per share of $1.99 under the ATM facility. As of June 30, 2024, the Company had remaining available capacity for share issuances of up to $46.9 million under the LPC facility, subject to the restrictions and limitations of the underlying facilities. On April 5, 2024, the Company filed Supplement No. 1 to the ATM Prospectus Supplement dated December 22, 2021. To comply with volume limitations under applicable SEC rules and regulations, Supplement No. 1 reduced the aggregate offering price to up to $100,000 of shares in order to maximize the amount the Company could offer under the April 2024 Offering (defined below). Following the successful completion of the Company’s April 2024 Offering, the Company is no longer subject to volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding. Subsequent to June 30, 2024, the Company intends to file Supplement No. 2 to the ATM Prospectus Supplement dated December 22, 2021 to increase the aggregate offering price under the ATM facility to $50.0 million of shares.

April 2024 Offering Summary

On April 9, 2024, the Company closed an underwritten offering of common stock and a concurrent private placement. Collectively, the Company raised net proceeds of approximately $51.3 million.

Underwritten Offering

On April 9, 2024, the Company closed an underwritten offering (the Offering) of 17,391,832 shares of its common stock (the Common Stock). The Common Stock was issued and sold pursuant to an underwriting agreement (the Underwriting Agreement), dated April 5, 2024, by and between the Company and TD Securities (USA) LLC, William Blair & Company, L.L.C., and Canaccord Genuity LLC as representatives of the underwriters (the Underwriters), at a price to the public of $1.15 per share. The Company received net proceeds of approximately $18.3 million from the Offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Concurrent Private Placement

On April 5, 2024, the Company entered into securities purchase agreements (the Securities Purchase Agreements) with various investors, including certain members of management, certain of its directors and funds affiliated with those directors (the Investors) for the issuance and sale by the Company of an aggregate of 760,857 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share (the Series A Preferred Stock) in an offering (the Concurrent Private Placement). The Preferred Stock was issued to the Investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) afforded by Section 4(a)(2) of the Securities Act. Pursuant to the terms of the Securities Purchase Agreements, the Company agreed to submit to its stockholders the approval of the (i) conversion of the Preferred Stock into shares of Common Stock in accordance with Nasdaq Stock Market Rules (the Conversion Proposal) and (ii) the issuance of Series A Preferred Stock to certain members of management, certain of

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

its directors and funds affiliated with those directors (the Issuance Proposal) at its 2024 annual meeting of stockholders. The Securities Purchase Agreements include customary representations, warranties and covenants by the parties to the agreement.

Pursuant to the Securities Purchase Agreements, the Investors purchased the Preferred Stock at a purchase price of $46.00 per share for an aggregate purchase price of approximately $35.0 million.

Registration Rights Agreement

In connection with the Concurrent Private Placement, the Company also entered into a Registration Rights Agreement, dated April 5, 2024 (the Registration Rights Agreement), with the Investors, which provides that the Company will register the resale of the shares of Common Stock issuable upon conversion of the Preferred Stock. Pursuant to the Registration Rights Agreement, the Company was required to prepare and file an initial registration statement with the SEC as soon as reasonably practicable, but in no event later than April 23, 2024 (the Filing Deadline), and to use reasonable best efforts to have the registration statement declared effective within 50 days after the closing of the Concurrent Private Placement, subject to the approval of the conversion of the Private Placement Shares being received at the Company’s 2024 annual meeting of stockholders.

On April 8, 2024, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the Certificate of Designations) in connection with the Concurrent Private Placement. The Certificate of Designations provided for the issuance of up to 760,857 shares of the Series A Preferred Stock.

Following stockholder approval of the Conversion Proposal, each share of Series A Preferred Stock automatically converted into 40 shares of Common Stock, subject to certain limitations, including that a holder of Series A Preferred Stock was prohibited from converting shares of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (established by the holder between 0% and 19.9%) of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

On May 21, 2024, the Company held its 2024 annual meeting of stockholders in which the Conversion Proposal and Issuance Proposal were approved by the Company's stockholders. Upon approval, each share of Series A Preferred Stock automatically converted into 40 shares of Common Stock and, on May 23, 2024, the Company issued 30,434,280 shares of Common Stock in exchange for all Series A Preferred Stock.

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of June 30, 2024.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt), the Company issued the Perceptive Warrant to purchase up to 5,000,000 shares of the Company's common stock, including the Initial Warrants. The per share exercise price for the Initial Warrants is equal to $1.0648, which is equal to the lower of (A) the 10-day VWAP of the Company’s common stock on the business day immediately prior to the Closing Date of the Tranche A Loan or (B) the public offering price per share of common stock of $1.15. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of June 30, 2024.

On May 10, 2023, as consideration for the First Amendment (see Note 6 – Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants) at a per share exercise price equal to $1.6254, which is equal to the 10-day VWAP of the Company’s common stock ending on the business day immediately prior to the First Amendment Effective Date. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of June 30, 2024.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 8 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital. The Tranche B Warrants are now equity classified and immediately exercisable upon issuance and expire on December 15, 2033. The Tranche B Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 76.2%, a dividend yield of 0% and a risk-free interest rate of 3.91%. All Tranche B Warrants remain outstanding as of June 30, 2024.

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

Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Diagnostic Tests	$16,539	$11,449	$30,335	$20,094
Biopharmaceutical Services and other	1,386	423	2,408	834
Total revenue	$17,925	$11,872	$32,743	$20,928

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed statements of operations. Of the $0.3 million in ‘Deferred revenue’ recorded in the condensed balance sheet as of December 31, 2023, $0.3 million was recognized in revenues during the six months ended June 30, 2024 and $0.4 million was added to ‘Deferred revenue’ for up-front cash payments received for which the revenue recognition criteria have not been met. The ‘Deferred revenue’ of $0.4 million recorded in the condensed balance sheet as of June 30, 2024 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of June 30, 2024 and December 31, 2023, the Company had $0.3 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the condensed balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United Healthcare	13%	11%	12%	11%

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 41% of the Company’s total revenue for both the three and six months ended June 30, 2024 compared to 48% and 47% for the three and six months ended June 30, 2023, respectively.

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	June 30, 2024	December 31, 2023
Medicare	21%	21%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of June 30, 2024, 792,858 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s condensed statements of operations was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct costs and expenses	$19	$7	$35	$24
Research and development	105	74	130	181
Sales, marketing, general and administrative	1,094	976	3,693	3,133
Total	$1,218	$1,057	$3,858	$3,338

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $7.5 million as of June 30, 2024 and is expected to be amortized to expense over the next 2.3 years.

Stock Options

Stock option activity during the six months ended June 30, 2024, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2024	2,041	$3.36	6.9	$964
Granted	2,138	1.67	—	—
Forfeited/canceled	(132)	2.16	—	—
Exercised	(14)	0.53	—	—
Outstanding ‑ June 30, 2024	4,033	$2.51	8.1	$737
Exercisable ‑ June 30, 2024	1,525	$3.71	6.1	$566

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Restricted Stock Unit Activity

Restricted stock unit activity during the six months ended June 30, 2024 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2024	2,729	$1.91
Granted	1,670	1.81
Forfeited/canceled	—	—
Released	(543)	2.01
Outstanding ‑ June 30, 2024	3,856	$1.86

Bonus-to-Options Program

The Company also has a Bonus-to-Options Program (the Bonus Option Program) which allows participants who so elect to convert a portion of their annual cash bonus into fully vested, non-qualified stock options to purchase shares of common stock. Participation is limited to the Chief Executive Officer, direct reports to the Chief Executive Officer and Vice Presidents of the Company. As part of the Bonus Option Program, the Company recorded the following activity during the six months ended June 30, 2024 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2024	1,050	$2.81	8.4	$22
Granted	341	1.46	—	—
Forfeited/canceled	(27)	24.34	—	—
Exercised	—	—	—	—
Outstanding ‑ June 30, 2024	1,364	$2.04	8.5	$35
Exercisable ‑ June 30, 2024	1,330	$1,330.00	8.5	$24

The Company recorded $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, compared to an insignificant amount and $0.2 million for the three and six months ended June 30, 2023, respectively, related to the estimate of the Bonus Option Program. Options granted, if any, pertaining to the performance of the Bonus Option Program are typically approved and granted in first quarter of the year following completion of the fiscal year.

Employee Stock Purchase Plan

The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the six months ended June 30, 2024, 216,506 shares were issued under the ESPP leaving 430,612 shares reserved for future issuance.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Basic and diluted loss per share for the three and six months ended June 30, 2024 and 2023 were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders	$(10,808)	$(13,356)	$(24,422)	$(32,058)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	127,168	78,506	112,167	78,138
Net loss per share, basic and diluted	$(0.08)	$(0.17)	$(0.22)	$(0.41)

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	5,397	3,912	5,397	3,912
Shares committed under ESPP	88	95	88	95
Warrants	5,603	5,603	5,603	5,603
Restricted stock units	3,856	2,954	3,856	2,954
Total	14,944	12,564	14,944	12,564

Note 12 – Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three and six months ended June 30, 2024 and 2023.

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a potential registrational Phase 3 clinical trial for ficlatuzumab in the first half of 2023. The Company had $0.1 million in remaining obligations related to the AVEO agreement as of June 30, 2024. Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. There were no royalties received or expenses related to this agreement for the three and six months ended June 30, 2024 and 2023.

License Agreements

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. The Bio-Rad License was set to expire in August 2024. In May 2024, the Company amended the agreement to extend the Supply Agreement to August 2026. Either party may terminate for the other’s uncured material breach or

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement.

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License was $0.1 million for both the three and six months ended June 30, 2024 and 2023, respectively.

On October 31, 2019, we completed an acquisition of Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") including its CLIA lab in De Soto, Kansas and its pulmonary nodule malignancy test, then marketed in the United States as the EarlyCDT Lung® test. We renamed and relaunched the test on February 28, 2020 as the Nodify CDT test. As part of the acquisition of the assets of Oncimmune, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to the Nodify CDT test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter. Royalty expenses were $0.4 million and $0.6 million for the three and six months ended June 30, 2024, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (Form 10-K) and the Condensed Financial Statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on March 1, 2024.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of June 30, 2024 and 2023 and for the three and six months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three and six months ended June 30, 2024 and 2023 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our core belief is that no single technology will answer all clinical questions that we encounter. Therefore, we employ multiple technologies, including genomics, transcriptomics, proteomics, radiomics, and AI enabled informatics to discover innovative diagnostic tests for potential clinical use. Our multi-omic approach is designed to enable us to discover diagnostic tests that answer critical clinical questions faced by physicians, researchers, and biopharmaceutical companies.

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

We have commercialized five diagnostic tests for our lung diagnostic business, each of which have Medicare coverage, which are currently available for use by physicians. Our Nodify CDT and Nodify XL2 tests, marketed as Nodify Lung Nodule Risk Assessment, assess the risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify CDT and XL2 tests have an established average turnaround time of one and five business days, respectively, from receipt of the blood sample, providing physicians with timely results to guide diagnostic planning. The Nodify Lung Nodule Risk Assessment has resulted in a change in the calculated risk of malignancy in 80-85% of the cases. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. Our GeneStrat ddPCR, GeneStrat NGS, and VeriStrat tests, marketed as the IQLung testing strategy, are used following diagnosis of lung cancer to measure the presence of mutations in the tumor and the state of the patient’s immune system to establish the patient’s prognosis and help guide treatment decisions. The GeneStrat targeted tumor profiling test and the VeriStrat immune profiling test have an established average turnaround time of two business days. The GeneStrat NGS test is our blood-based NGS test and has an established average turnaround time of three business days. The 52-gene panel includes guideline recommended mutations to help physicians treating advanced-stage lung cancer patients identify all four major mutation classes and genes, such as EGFR, ALK, KRAS, MET, NTRK, ERBB2, and others, and delivers them in an expedited timeframe so patient treatment can begin sooner.

In addition to the five diagnostic tests currently on the market, we offer over 30 assays for research use as part of our laboratory services which have been used by over 65 biopharmaceutical companies and academic partners. All of our diagnostic and services testing is performed at one of our two accredited, high-complexity clinical laboratories in Louisville, Colorado and De Soto, Kansas.

Since our inception, we have performed over 600,000 clinical diagnostic tests, and continue to generate a large and growing body of clinical evidence consisting of over 300 clinical and scientific peer-reviewed publications, presentations, and abstracts. Through ongoing study of each of our tests, we continue to grow our depth of understanding of disease biology and the broad utility of each of our tests. We believe we are poised for rapid growth by leveraging our scientific and clinical development and laboratory operations expertise along with our commercial infrastructure which includes sales, marketing, reimbursement, and regulatory affairs.

In the United States, we market our tests to clinical customers through our direct sales organization, which includes sales representatives that are engaged in sales efforts and promotional activities primarily to pulmonologists, oncologists, cancer centers and nodule clinics. We market our tests and services to biopharmaceutical companies globally through our targeted business development team, which promotes the broad utility of our tests and testing capabilities throughout drug development and commercialization which is of value to pharmaceutical companies and their drug-development process.

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

On July 12, 2023, we announced the prospective, real-world ORACLE study (An Observational Registry Study to Evaluate the Performance of the Nodify XL2 Test) achieved the primary endpoint of a statistically significant change in the proportion of benign lung nodules managed by Nodify XL2 experiencing invasive procedures. The ORACLE study showed patients with benign nodules managed with the Nodify XL2 test were 74% less likely to undergo an unnecessary invasive procedure compared to the control group. Additionally, the proportion of patients sent to CT surveillance with malignant nodules did not differ between the Nodify XL2 group and the control group. The ORACLE study officially closed on May 28, 2024.

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

Second Quarter 2024 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended June 30, 2024 as compared to the same period in 2023 unless otherwise noted:

•
Total revenue of $17.9 million, an increase of 51% over the second quarter 2023. This results in now eight consecutive quarters of over 40% revenue growth and is driven by strong year-over-year growth in both lines of business:
o
Lung Diagnostic revenue of $16.5 million reflected a year-over-year increase of 44% driven primarily by the continued adoption of Nodify Lung® nodule risk assessment tests;
o
Biopharmaceutical Services of $1.4 million increased 228% year-over-year, a result of both delivering against the Company’s book of contracted business and securing new agreements;
•
Second quarter 2024 gross profit of $14.0 million, or 78.4% gross margin compared to 72.7% gross margin in the comparable prior year period, primarily driven by growth in Lung Diagnostic testing and optimization of testing workflows that resulted in improvements in costs per test, and increased process efficiencies in the Company’s Biopharmaceutical Services business;

•
Operating expenses (excluding direct costs and expenses) of $22.3 million, an increase of approximately $2.7 million, or 14% as compared to the second quarter 2023 (includes $2.7 million of non-cash stock compensation expense, depreciation and amortization, and asset impairment as compared to $1.9 million). This increase is primarily attributable to an increase in sales and marketing costs to support lung diagnostic sales growth to enhance product awareness and drive adoption, an increase in depreciation expense related to the leasehold improvements in the Company’s new Louisville, Colorado offices and laboratory, partially offset by a decrease in research and development and general and administrative costs;
•
Net loss of $10.8 million, an improvement of approximately $2.5 million, or 19% as compared to the same period of 2023. Net loss included $0.6 million of one-time cash and non-cash Other Expenses, net primarily related to our probability of not utilizing the Lincoln Park Capital Equity Line of Credit prior to expiration and costs associated with debt-extinguishment;
•
Cash and cash equivalents of $42.2 million as of June 30, 2024, an increase of $30.7 million from March 31, 2024;
o
Cash and cash equivalents as of June 30, 2024, includes $55.0 million in gross proceeds raised from an oversubscribed and upsized offering of common stock and concurrent private placement completed on April 5, 2024.
o
Includes the second quarter scheduled milestone payment of $5.3 million and pre-payment of the third quarter $8.4 million scheduled milestone payment paid in April 2024 for the acquisition of Integrated Diagnostics in 2018. The pre-payment of the third quarter milestone resulted in cash savings from interest that was eliminated by the pre-payment. The Company has one final payment of $6.1 million remaining, which does not accrue interest and is expected to be paid at the end of the third quarter 2024.

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

Research and development

Research and development expenses consist of costs incurred to develop technology and include salaries, share-based compensation and benefits, reagents and supplies used in research and development laboratory work, clinical trials infrastructure expenses, including allocated facility occupancy and information technology costs, contract services, quality and regulatory support, other outside costs and costs to develop our technology capabilities. Research and development expenses account for a significant portion of our operating expenses and consist primarily of external and internal costs incurred in connection with the discovery and development of our product candidates.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the three and six months ended June 30, 2024 and 2023, interest expense consists of cash and non-cash interest from the Perceptive Term Loan Facility and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. Interest income, which is included in ‘Other income, net’ in the condensed statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenues	$17,925	$11,872	$6,053	51%	$32,743	$20,928	$11,815	56%
Operating expenses
Direct costs and expenses	3,877	3,238	639	20%	7,052	6,407	645	10%
Research and development	2,558	2,910	(352)	(12)%	4,598	6,161	(1,563)	(25)%
Sales, marketing, general and administrative	19,660	16,651	3,009	18%	40,216	35,640	4,576	13%
Impairment loss on intangible assets	67	—	67	—%	135	20	115	575%
Total operating expenses	26,162	22,799	3,363	15%	52,001	48,228	3,773	8%
Loss from operations	(8,237)	(10,927)	2,690	25%	(19,258)	(27,300)	8,042	29%
Other (expense) income
Interest expense	(1,936)	(2,430)	494	20%	(4,465)	(4,821)	356	7%
Loss on extinguishment of liabilities	(248)	—	(248)	(100)%	(248)	—	(248)	(100)%
Change in fair value of warrant liability, net	—	—	—	—%	—	61	(61)	(100)%
Other (expense) income, net	(387)	1	(388)	(38,800)%	(451)	2	(453)	(22,650)%
Total other expense	(2,571)	(2,429)	(142)	(6)%	(5,164)	(4,758)	(406)	(9)%
Net loss	$(10,808)	$(13,356)	$2,548	19%	$(24,422)	$(32,058)	$7,636	24%

Share-based compensation (1)	$1,218	$1,057	$161	15%	$3,858	$3,338	$520	16%
(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenues
Diagnostic Testing revenue	16,539	11,449	5,090	44%	$30,335	$20,094	$10,241	51%
Biopharmaceutical Services and other revenue	1,386	423	963	228%	2,408	834	1,574	189%
Total revenues	$17,925	$11,872	$6,053	51%	$32,743	$20,928	$11,815	56%

Total revenue increased $6.1 million or 51%, and increased $11.8 million or 56% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023.

Diagnostic test revenue increased $5.1 million or 44%, and increased $10.2 million or 51% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increases are primarily due to an increase of $5.3 million and $11.1 million, respectively, in the Nodify Lung Nodule Risk Assessment testing strategy driven by an increase in tests delivered as our sales efforts continue to focus on Nodify CDT and XL2 tests. These increases were partially offset by $0.2 million and $0.8 million decreases, respectively, in the IQLung testing strategy. The Company’s diagnostic testing sales efforts continued to gain momentum during the three and six months ended June 30, 2024 as the number of tests delivered reached the highest in Company history for six consecutive quarters.

Biopharmaceutical Services and other revenue increased $1.0 million or 228%, and increased $1.6 million or 189% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increases in revenue for the three and six months ended June 30, 2024 was primarily a result of delivering against our expanding book of business and securing new agreements.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased $0.6 million or 20%, and increased $0.6 million or 10% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily driven by the increase in testing volume compared to the same periods in 2023, partially offset by the optimization of testing workflows that resulted in improvements in costs per test.

Research and development

Research and development expenses decreased $0.4 million or 12%, and decreased $1.6 million or 25% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decrease in costs for the three and six months ended June 30, 2024 was due primarily to a decrease in internal expenses associated with compensation and benefit costs and other external costs associated with clinical trials and data acquisition costs.

The following table summarizes our external and internal costs for the three and six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
External expenses:
Clinical trials and associated costs	$447	$679	$(232)	(34)%	$643	$1,216	$(573)	(47)%
Other external costs	645	677	(32)	(5)%	1,314	1,668	(354)	(21)%
Total external costs	1,092	1,356	(264)	(19)%	1,957	2,884	(927)	(32)%
Internal expenses	1,466	1,554	(88)	(6)%	2,641	3,277	(636)	(19)%
Total research and development expenses	$2,558	$2,910	$(352)	(12)%	$4,598	$6,161	$(1,563)	(25)%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $3.0 million or 18%, and increased $4.6 million or 13% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increase for the three and six months ended June 30, 2024 was driven primarily by increases in employee compensation and benefits associated with an increase in headcount and variable compensation as well as increases in non-employee costs associated with increased spending on various sales meetings and sales fulfillment during 2024 as compared to 2023. Of the $3.0 million and $4.6 million increase, $0.7 million and $1.3 million, respectively, is associated with the increase in depreciation expense related to the leasehold improvements in our new Louisville headquarters and laboratory.

Non-operating Expenses

Interest expense

Interest expense decreased $0.5 million or 20%, and decreased $0.4 million or 7% for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decrease in interest expense for the three and six months ended June 30, 2024 is primarily related to the decrease in interest associated with the contingent consideration as Milestone Payments are made.

Loss on extinguishment of liabilities

Loss on extinguishment of liabilities increased $0.2 million or 100% for both the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. On April 22, 2024, the Company obtained consent from Perceptive and prepaid the July 1, 2024 contingent consideration Milestone Payment of $8.4 million to Indi. As a result of prepaying the Milestone Payment, the Company performed a fair value analysis through April 22, 2024 and recorded a loss on early extinguishment of $0.2 million.

Change in fair value of warrant liability, net

During the three and six months ended June 30, 2024, the Company recorded no change in fair value of warrant liability in the condensed statement of operations. During the three and six months ended June 30, 2023, the Company recorded zero and a $0.1 million gain, respectively, as a change in fair value through the condensed statement of operations due to changes in unobservable inputs. This was a result of changes in the probability of our ability to draw on Tranche B and C loans.

Other (expense) income, net

During the three and six months ended June 30, 2024, the Company recorded other expense, net of $0.4 million and $0.5 million, respectively. The expense primarily consists of deferred offering costs of approximately $0.6 million and $0.7 million, respectively, as a result of changes in the probability of our ability to fully utilize the LPC Facility prior to the termination date. Partially offsetting this expense during the three and six months ended June 30, 2024 is $0.3 million of interest and other income.

Liquidity and Capital Resources

We are an emerging growth company and, as such, have yet to generate positive cash flows from operations. We have funded our operations to date principally from net proceeds from the sale of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness.

The Company amended the Indi APA agreement in April 2022 in which all parties agreed to restructure the Milestone Payments whereby the Company will make five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million beginning in July 2023, one installment of $5.0 million in April 2024, and one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments is subject to ongoing compliance under the Perceptive Term Loan and commencing January 1, 2024, consent from Perceptive. On April 22, 2024, the Company obtained consent from Perceptive and prepaid the July 1, 2024 Milestone Payment of $8.4 million to Indi. The Company has one $6.1 million Milestone Payment remaining which is due October 1, 2024.

On November 21, 2022, the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP (Perceptive) as lender and administrative agent (the Lender) for up to $50.0 million, with funding of $30.0 million and the issuance of warrants exercisable into 3,000,000 shares of the Company’s common stock occurring on November 21, 2022, and two additional contingently issuable tranches of $10.0 million each subject to certain terms and conditions, including revenue milestones.

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

On August 4, 2023, the Company entered into the Second Amendment to the Credit Agreement (the Second Amendment) with Perceptive as lender and administrative agent and the Company, as borrower, whereby subject to the terms and conditions of the Second Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ending June 30, 2024 through and including the fiscal quarter ending December 31, 2025.

Pursuant to the original terms of the Credit Agreement entered into on November 21, 2022, the Perceptive Term Loan Facility includes an additional Tranche B Loan, in an aggregate amount of up to $10.0 million, which is accessible by the Company so long as the Company satisfies certain customary conditions precedent, including revenue milestones. Under the terms of the Second Amendment, the conditions precedent for drawing on the Tranche B Loan were amended to (i) reduce the trailing-twelve month revenue milestone and (ii) add the receipt of aggregate cash proceeds of at least $27.5 million from an equity offering of the Company's common stock. During the three months ended December 31, 2023, the Company met the remaining conditions precedent associated with the Tranche B Loan and, on December 15, 2023, the Company exercised its ability to draw the Tranche B loan for $10.0 million (the Tranche B Loan).

On February 29, 2024 (the Third Amendment Effective Date), the Company entered into the Third Amendment to the Credit Agreement (the Third Amendment) with Perceptive as lender and administrative agent and the Company, as borrower, whereby subject to the terms and conditions of the Third Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ending March 31, 2024 through and including the fiscal quarter ending December 31, 2025.

On April 9, 2024, the Company closed an underwritten offering of common stock and a concurrent private placement. Collectively, the Company raised net proceeds of approximately $51.3 million.

As of June 30, 2024, the Company had remaining available capacity for share issuances of up to $46.9 million under the LPC Facility, subject to the restrictions and limitations of the underlying facilities. On April 5, 2024, the Company filed Supplement No. 1 to the ATM Prospectus Supplement dated December 22, 2021. To comply with volume limitations under applicable SEC rules and regulations, Supplement No. 1 reduced the aggregate offering price to up to $100,000 of shares in order to maximize the amount the Company could offer under the April 2024 Offering. Following the successful completion of the Company’s April 2024 Offering, the Company is no longer subject to volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding. Subsequent to June 30, 2024, the Company intends to file Supplement No. 2 to the ATM Prospectus Supplement dated December 22, 2021 to increase the aggregate offering price under the ATM facility to $50.0 million of shares.

As of June 30, 2024, we maintained cash and cash equivalents of $42.2 million and we have $40.0 million in outstanding aggregate principal amount on our Perceptive Term Loan Facility. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and (ii) providing biopharmaceutical companies with development and testing services and licensing our technologies. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, our ability to execute our current operating plan, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our Perceptive Term Loan Facility or to obtain waivers or amendments that impact the related covenants. As of June 30, 2024, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

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

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash flows (used in) provided by:
Operating activities	$(33,882)	$(6,749)
Investing activities	(2,270)	(14,178)
Financing activities	52,087	(4,751)
Net increase (decrease) in cash and cash equivalents and restricted cash	$15,935	$(25,678)

Our cash flows resulted in a net increase in cash and cash equivalents and restricted cash of $15.9 million during the six months ended June 30, 2024 as compared to the net decrease in cash of $25.7 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, net cash used in operating activities totaled $33.9 million, an increase of approximately $27.1 million compared to the same period in 2023 primarily due to unfavorable changes in net working capital of $34.5 million, which includes $17.2 million of payments made for contingent consideration during the six months ended June 30, 2024, a $13.0 million decrease in tenant improvement allowances received for capital expenditures and leasehold improvements related to the CVP Lease, and $3.2 million change in accounts receivable due to an increase in revenue. This is partially offset by a year-over-year decrease in net loss from operations of $7.6 million.

Net cash used in investing activities during the six months ended June 30, 2024 totaled $2.3 million, a decrease of $11.9 million compared to the same period in 2023. The decrease in net cash used in investing activities was primarily due to decreases in purchases of property and equipment and capital expenditures for leasehold improvements related to the CVP Lease. These leasehold improvements are tenant improvements and have been reimbursed from the Landlord.

Net cash provided by financing activities during the six months ended June 30, 2024 totaled $52.1 million compared to a use of cash of $4.8 million in the same period of 2023. The net cash provided by financing activities for the six months ended June 30, 2024 primarily resulted from $51.3 million in net proceeds from the issuance of common stock from an underwritten offering of common stock and a concurrent private placement, $0.6 million from the issuance of common stock from our ATM facility, and $0.3 million from our ESPP, partially offset by repayment of notes payable, debt issuance costs and financing leases of $0.2 million. The net cash used in financing activities for the six months ended June 30, 2023 primarily resulted from milestone payments to Indi of $4.3 million and payments of debt issuance costs of $0.8 million, partially offset by $0.5 million in proceeds from the issuance of common stock under the ESPP and exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of June 30, 2024 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$59,957	$5,862	$11,655	$42,440	$—
Contingent consideration	6,075	6,075	—	—	—
Operating lease obligations	45,799	3,161	8,332	8,303	26,003
Finance lease obligations	976	468	508	—	—
Total	$112,807	$15,566	$20,495	$50,743	$26,003

(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect on June 30, 2024.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2024, we have not entered into any off-balance sheet arrangements.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of June 30, 2024, we had $40.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of June 30, 2024, a hypothetical 100 basis point increase in interest rates would have an estimated $0.4 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

There were no changes to our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Annual Report on Form 10-K as of and for the year ended December 31, 2023, filed March 1, 2024, and subsequent quarterly reports on Form 10-Q, if applicable, include a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information we previously disclosed and, except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K and subsequent quarterly reports on Form 10-Q. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could materially and adversely affect our business, financial condition and results of operations.

FDA is phasing out its general policy of enforcement discretion and will regulate laboratory developed tests as medical devices.

On September 29, 2023, FDA announced a proposed rule to amend its regulations to explicitly regulate laboratory developed tests (LDTs) as in vitro diagnostic tests in accordance with the agency’s regulatory authority over medical devices. The FDA finalized its rule on May 6, 2024 and announced that the agency will phase-out its LDT enforcement discretion policy in gradual stages over a total period of four years. LDTs that fall within targeted enforcement discretion policies may be exempt from some of these requirements.

Under the final rule, our tests that are currently offered as LDTs could become subject to certain statutory and regulatory provisions that are applicable to medical devices, including but not limited to, medical device reporting and correction and removal reporting requirements, quality systems regulations, registration and listing requirements, and premarket review requirements. Laboratories offering “high-risk tests that will be subject to premarket authorization application requirements or licensure under Section 351 of the Public Health Service Act, will need to ensure that the appropriate submission is received by the FDA before November 6, 2027. Laboratories offering “moderate-risk” or “low-risk” tests that will be subject to De Novo authorization or premarket notification submissions will need to ensure that the appropriate submission is received by the FDA before May 6, 2028. Other regulatory requirements will be gradually phased in beginning on May 6, 2025.

Failure to comply with applicable requirements under the relevant timeframes could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial enforcement actions, which in turn may have an adverse impact on our business, financial condition, and results of operations. For more information regarding these risks, see Item 1A “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on March 1, 2024, under the heading "— Risks Related to our Governmental Regulation—Our current line of diagnostic tests is covered under CLIA and CMS, but the FDA may end its general policy of enforcement discretion and regulate laboratory developed tests as medical devices. Changes in the way the FDA regulates tests performed by laboratories like ours could result in delay or additional expense in offering our tests and tests that we may develop in the future."

Legal challenges have been filed in federal district court over the agency’s authority to regulate LDTs as medical devices, and the outcome of such litigation and its impact on FDA’s plan to implement the requirements are uncertain. Congress has also considered legislation to establish a new comprehensive regulatory framework that would provide oversight over LDTs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2024, we entered into the Securities Purchase Agreements, pursuant to which we sold 760,857 shares of our Series A Preferred Stock, which, subject to stockholder approval and certain beneficial ownership limitations set by each holder pursuant to the Series A Certificate of Designation, would automatically convert into 40 shares of Common Stock for each share of Series A Preferred Stock, for an aggregate of up to 30,434,280 shares of our common stock and an aggregate purchase price of $35.0 million. The Private Placement Preferred Shares were offered and sold in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof. Each of the investors represented that it was an “accredited investor,” as defined in Regulation D, and acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The Private Placement Preferred Shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. The Company expects to use the net proceeds from the Concurrent Private Placement for commercial expansion of sales, supporting its product pipeline, research and development and for general corporate purposes.

In connection with the Concurrent Private Placement, the Company also entered into a Registration Rights Agreement, dated April 5, 2024 (the Registration Rights Agreement), with the Investors, which provides that the Company will register the resale of the shares of Common Stock issuable upon conversion of the Preferred Stock. Pursuant to the Registration Rights Agreement, the Company was

required to prepare and file an initial registration statement with the SEC as soon as reasonably practicable, but in no event later than April 23, 2024 (the Filing Deadline), and to use reasonable best efforts to have the registration statement declared effective within 50 days after the closing of the Concurrent Private Placement, subject to the approval of the conversion of the Concurrent Private Placement Shares being received at the Company’s 2024 annual meeting of stockholders.

On May 21, 2024, the Company held its 2024 annual meeting of stockholders in which the Conversion Proposal and Issuance Proposal were approved by the Company's stockholders. Upon approval, each share of Series A Preferred Stock automatically converted into 40 shares of Common Stock and, on May 23, 2024, the Company issued 30,434,280 shares of Common Stock in exchange for all Series A Preferred Stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Second Amendment to Supply Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc., dated May 22, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: August 7, 2024	By:	/s/ CHRISTOPHER C. VAZQUEZ
Christopher C. Vazquez
Chief Accounting Officer
(Principal Accounting Officer)