Form 10-Q
period 2024-09-30
BIODESIX INC
filed 2024-11-01
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of October 25, 2024, the Registrant had 145,467,295 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$31,406	$26,284
Accounts receivable, net of allowance for credit losses of $246 and $65	8,036	7,679
Other current assets	4,575	5,720
Total current assets	44,017	39,683
Non‑current assets
Property and equipment, net	28,683	27,867
Intangible assets, net	6,438	7,911
Operating lease right-of-use assets	1,918	1,745
Goodwill	15,031	15,031
Other long-term assets	6,656	6,859
Total non‑current assets	58,726	59,413
Total assets	$102,743	$99,096

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,537	$2,929
Accrued liabilities	8,553	7,710
Deferred revenue	676	324
Current portion of operating lease liabilities	624	252
Current portion of contingent consideration	—	21,857
Current portion of notes payable	29	51
Other current liabilities	544	293
Total current liabilities	12,963	33,416
Non‑current liabilities
Long‑term notes payable, net of current portion	36,112	35,225
Long-term operating lease liabilities	25,191	25,163
Other long-term liabilities	620	712
Total non‑current liabilities	61,923	61,100
Total liabilities	74,886	94,516
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2024 and 2023) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 145,465,941 (2024) and 96,235,883 (2023) shares issued and outstanding	145	96
Additional paid‑in capital	481,958	424,050
Accumulated deficit	(454,246)	(419,566)
Total stockholders' equity	27,857	4,580
Total liabilities and stockholders' equity	$102,743	$99,096

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$18,151	$13,491	$50,894	$34,419
Operating expenses:
Direct costs and expenses	4,179	3,229	11,231	9,636
Research and development	2,547	1,938	7,145	8,099
Sales, marketing, general and administrative	20,016	15,496	60,232	51,136
Impairment loss on intangible assets	—	—	135	20
Total operating expenses	26,742	20,663	78,743	68,891
Loss from operations	(8,591)	(7,172)	(27,849)	(34,472)
Other (expense) income:
Interest expense	(2,041)	(2,386)	(6,506)	(7,207)
Loss on extinguishment of liabilities	—	—	(248)	—
Change in fair value of warrant liability, net	—	(1,393)	—	(1,332)
Other income (expense), net	374	2	(77)	4
Total other expense	(1,667)	(3,777)	(6,831)	(8,535)

Net loss	$(10,258)	$(10,949)	$(34,680)	$(43,007)
Net loss per share, basic and diluted	$(0.07)	$(0.14)	$(0.28)	$(0.55)
Weighted-average shares outstanding, basic and diluted	146,296	79,709	123,634	78,672

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' Equity (Deficit)

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance ‑ December 31, 2023	96,236	$96	$424,050	$(419,566)	$4,580
Issuance of common stock, net	314	1	606	—	607
Issuance of common stock under employee stock purchase plan	216	—	282	—	282
Exercise of stock options	6	—	3	—	3
Release of restricted stock units	387	—	—	—	—
Share‑based compensation	—	—	2,640	—	2,640
Net loss	—	—	—	(13,614)	(13,614)
Balance ‑ March 31, 2024	97,159	97	427,581	(433,180)	(5,502)
Conversion of preferred stock liabilities to common stock, net	30,435	31	33,119	—	33,150
Issuance of common stock, net	17,392	17	18,181	—	18,198
Exercise of stock options	8	—	4	—	4
Release of restricted stock units	156	—	—	—	—
Share‑based compensation	—	—	1,218	—	1,218
Net loss	—	—	—	(10,808)	(10,808)
Balance - June 30, 2024	145,150	145	480,103	(443,988)	36,260
Issuance of common stock, net	—	—	(15)	—	(15)
Issuance of common stock under employee stock purchase plan	255	—	343	—	343
Exercise of stock options	13	—	12	—	12
Release of restricted stock units	48	—	—	—	—
Share‑based compensation	—	—	1,515	—	1,515
Net loss	—	—	—	(10,258)	(10,258)
Balance - September 30, 2024	145,466	$145	$481,958	$(454,246)	$27,857

The accompanying Notes are an integral part of these unaudited condensed financial statements.

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2022	77,614	$78	$387,948	$(367,420)	$20,606
Issuance of common stock, net	—	—	(61)	—	(61)
Issuance of common stock under employee stock purchase plan	270	—	420	—	420
Exercise of stock options	9	—	6	—	6
Release of restricted stock units	86	—	—	—	—
Share‑based compensation	—	—	2,281	—	2,281
Net loss	—	—	—	(18,702)	(18,702)
Balance ‑ March 31, 2023	77,979	78	390,594	(386,122)	4,550
Exercise of stock options	107	—	81	—	81
Release of restricted stock units	525	1	—	—	1
Issuance of warrants	—	—	674	—	674
Share‑based compensation	—	—	1,057	—	1,057
Net loss	—	—	—	(13,356)	(13,356)
Balance - June 30, 2023	78,611	79	392,406	(399,478)	(6,993)
Issuance of common stock, net	9,455	9	15,307	—	15,316
Issuance of common stock under employee stock purchase plan	167	—	223	—	223
Exercise of stock options	6	—	3	—	3
Release of restricted stock units	77	—	—	—	—
Share‑based compensation	—	—	954	—	954
Net loss	—	—	—	(10,949)	(10,949)
Balance - September 30, 2023	88,316	$88	$408,893	$(410,427)	$(1,446)

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(34,680)	$(43,007)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	4,324	2,351
(Accretion) amortization of lease right-of-use assets	(266)	1,851
Loss on extinguishment of liabilities	248	—
Share‑based compensation expense	5,373	4,292
Change in fair value of warrant liability, net	—	1,332
Provision for doubtful accounts	453	467
Accrued interest, amortization of debt issuance costs and other	2,167	3,954
Inventory excess and obsolescence	20	115
Impairment loss on intangible assets	135	20
Changes in operating assets and liabilities:
Accounts receivable	(810)	(1,178)
Other current assets	778	1,798
Other long-term assets	49	(26)
Accounts payable and other accrued liabilities	(57)	(247)
Deferred revenue	273	(395)
Contingent consideration	(23,242)	—
Tenant improvement allowances received	—	18,323
Current and long-term operating lease liabilities	682	(237)
Net cash and cash equivalents and restricted cash used in operating activities	(44,553)	(10,587)

Cash flows from investing activities
Purchase of property and equipment	(2,391)	(19,935)
Patent costs and intangible asset acquisition, net	(165)	(126)
Net cash and cash equivalents and restricted cash used in investing activities	(2,556)	(20,061)

Cash flows from financing activities
Proceeds from the issuance of common stock	55,625	15,316
Proceeds from issuance of common stock under employee stock purchase plan	624	643
Proceeds from exercise of stock options	19	90
Payment of contingent consideration	—	(7,591)
Repayment of term loan and notes payable	(38)	(36)
Payment of debt issuance costs	(38)	(833)
Equity financing costs	(3,685)	(61)
Other	(276)	(127)
Net cash and cash equivalents and restricted cash provided by financing activities	52,231	7,401
Net increase (decrease) in cash and cash equivalents and restricted cash	5,122	(23,247)
Cash, cash equivalents, and restricted cash ‑ beginning of period	26,371	43,174
Cash, cash equivalents, and restricted cash ‑ end of period	$31,493	$19,927

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Nine Months Ended September 30,
	2024	2023
Issuance of Perceptive Warrants	$—	$674
Operating lease right-of-use asset obtained in exchange for lease liabilities	281	867
Finance lease right-of-use assets obtained in exchange for lease liabilities	514	773
Cash paid for interest	4,443	3,241
Purchases of property & equipment included in accounts payable and accrued liabilities	526	824

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company,” “Biodesix,” “we,” “us” and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado and the Company performs its blood-based diagnostic tests in its laboratory facilities which are located in Louisville, Colorado and De Soto, Kansas. The Company conducts all of its operations within a single legal entity. Biodesix is a leading diagnostic solutions company with a focus in lung disease. The Company develops diagnostic tests using a multi-omic approach to harness the strengths of different technologies that are best suited to address important clinical questions. We derive our revenue from two sources: (i) providing diagnostic testing services associated with five blood-based lung tests (Diagnostic Tests) and (ii) providing biopharmaceutical companies with services that include diagnostic research, clinical research, development and testing services generally provided outside the clinical setting and governed by individual contracts with third parties as well as development and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies (Biopharmaceutical Services and other).

Blood-Based Lung Tests

The Company offers five Medicare-covered blood-based lung cancer tests across the lung cancer continuum of care to support treatment decisions across all stages of lung cancer:

Diagnosis

•
Nodify CDT® and Nodify XL2® tests, marketed as Nodify Lung® Nodule Risk Assessment, assess a suspicious lung nodule's risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify CDT and XL2 tests have an established average turnaround time of one and five business days, respectively, from receipt of the blood sample, providing physicians with timely results to guide diagnostic planning. The Nodify CDT test is a blood-based test that detects the presence of seven autoantibodies associated with the presence of tumors. Elevated levels of the autoantibodies in patients with lung nodules indicate an increased risk of lung cancer to help identify patients that may benefit from timely intervention. The Nodify XL2 test is a blood-based proteomic test that evaluates the likelihood that a lung nodule is benign to help identify patients that may benefit from surveillance imaging. We believe we are the only company to offer two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules.

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

In developing the Company's products, we have developed or designed a regulatory strategy resulting in approvals, product development and clinical acumen, biorepositories, proprietary and patented technologies, specimen collection kit manufacturing capabilities, and bioinformatics methods that it believes are important to the development of new targeted therapies, determining clinical trial eligibility, and guiding treatment selection. The Company’s testing services are made available through its clinical laboratories.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information and reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

the U.S. (GAAP) have been condensed or omitted. The condensed balance sheet as of December 31, 2023 was derived from the audited financial statements.

Liquidity and Capital Resources

As of September 30, 2024, we maintained cash and cash equivalents of $31.4 million and we have $40.0 million in outstanding aggregate principal amount on our Perceptive Term Loan Facility (see Note 6 – Debt). We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and (ii) providing biopharmaceutical companies with development and testing services and licensing our technologies. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, our ability to execute our current operating plan, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our Perceptive Term Loan Facility (see Note 6 – Debt) or to obtain waivers or amendments that impact the related covenants. As of September 30, 2024, the Company was in compliance with all restrictive and financial covenants associated with its borrowings.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

For a discussion of credit risk concentration of accounts receivable as of September 30, 2024 and December 31, 2023, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. For both of the periods ended September 30, 2024 and December 31, 2023, the Company had $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying condensed balance sheets.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the condensed balance sheets and was $1.2 million and $1.4 million as of September 30, 2024 and December 31, 2023, respectively. The Company recorded a reserve for excess inventory of zero and $0.1 million as of September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded an insignificant amount and $0.1 million, respectively, to the condensed statements of operations for excess and obsolete inventory.

Other Assets

The Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC and subsequently assigned to CVP I Owner LLC (see Note 7 – Leases). As of September 30, 2024 and December 31, 2023, the $5.0 million refundable deposit is reported within 'Other long-term assets' in the condensed balance sheets.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 3 - Recently Issued Accounting Standards

Standards Being Evaluated

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (ASC Topic 280). This ASU requires all public entities to provide additional disclosures about the entity's reportable segments and more detailed information about a reportable segment's expenses. This guidance will become effective for the Company for the annual period beginning on January 1, 2024, and interim periods beginning on January 1, 2025. The Company is currently evaluating this guidance and assessing the overall impact on its financial statements.

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

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the condensed balance sheets, which may differ from their respective fair values. The fair value of borrowings as of September 30, 2024 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The carrying value of outstanding borrowings approximates the fair value as of September 30, 2024 and December 31, 2023. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$36,141	$36,550	$35,276	$35,506

The financial liabilities that are measured and recorded at estimated fair value on a recurring basis consist of our contingent consideration associated with our previous acquisition of Indi, the warrant liabilities granted as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), and contingent value rights granted to certain holders of our previously converted Series F Preferred Stock, which were accounted for as liabilities and remeasured through our condensed statements of operations.

The table below presents the reported fair values of contingent consideration and warrant liabilities, which are classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

As of
Description	September 30, 2024	December 31, 2023
Contingent consideration	$—	$21,857
Warrant liabilities	$—	$—
Contingent value rights	$—	$—

The following table presents the changes in contingent consideration for the dates indicated (in thousands):

For the nine months ended September 30, 2024
Level 3 Rollforward	Contingent Consideration
Balance - January 1, 2024	$21,857
Interest expense	1,137
Loss on extinguishment of liabilities	248
Payments	(23,242)
Balance - September 30, 2024	$—

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

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA, in which the parties agreed to restructure the Milestone Payments. The Company made five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million which began in July 2023, one installment of $5.0 million in April 2024, and one installment of $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million to be paid in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments was subject to ongoing compliance under the Perceptive Term Loan Facility. On September 30, 2024, the Company obtained consent from Perceptive and prepaid the October 1, 2024 exit fee of $6.1 million to Indi.

The contingent consideration liability was accounted for at fair value and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value included the probability of successful achievement of the specified product gross margin targets, the period in which the targets were expected to be achieved, and discount rates which ranged from 11% to 16%. As a result of the achievement of the gross margin target, the only remaining significant unobservable input used in the measurement of fair value included the discount rate since all other inputs became fixed and determinable. Subsequent changes to the contingent consideration following the achievement of the gross margin target were recorded as ‘Interest expense’ in the condensed statements of operations resulting from the passage of time and fixed payment schedule.

During the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $1.1 million, respectively, compared to $1.0 million and $3.1 million during the three and nine months ended September 30, 2023, respectively, in interest expense due to the passage of time and fixed payment schedule.

In accordance with ASC 230, Statement of Cash Flows, cash paid to settle the contingent consideration liability recognized at fair value as of the acquisition date (including measurement-period adjustments) should be reflected as a cash outflow for financing activities while the remaining portion of the amount paid should be reflected as a cash outflow from operating activities in the statements of cash flows. All 2024 Milestone Payments are classified as cash outflows from operating activities in the Company's statements of cash flows.

Warrant Liabilities

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), the Company issued Perceptive a warrant to purchase up to 5,000,000 shares of the Company's common stock (the Perceptive Warrant), including Initial Warrants (as

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

defined in Note 8 - Equity below) and Tranche B and C Warrants. The Initial Warrants are equity classified (see Note 8 - Equity) while the Tranche B and C Warrants were initially classified as liabilities and recognized at fair value. On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 6 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital (see Note 8 – Equity). The fair value of the Tranche C Warrants was determined using a Black-Scholes model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value included the fair value of the Company's common stock, risk-free rate, the volatility of common stock, and the probability of the expected borrowing. The Tranche C loan had a commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. Therefore, the associated Tranche C Warrants expired and are no longer exercisable.

During the three and nine months ended September 30, 2024, the Company recorded zero as a change in fair value through the condensed statements of operations. During the three and nine months ended September 30, 2023, the Company recorded a $1.4 million and $1.3 million loss, respectively, as a change in fair value through the condensed statements of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on Tranche B and C loans.

Contingent Value Rights

In January 2016, the Company issued shares of Series F Preferred Stock (the Series F Offering) that were subsequently converted into common stock in connection with the Company's initial public offering in October 2020. In connection with the Series F Offering, investors who purchased more than their pro-rata amount in the financing received a calculated number of contingent value rights (CVRs). One CVR represents 0.00375% of the Company’s interest in the drug ficlatuzumab, which began a Phase 3 clinical trial in January 2024 (see Note 13 - Commitments and Contingencies below). In January 2016, the Company issued 3,999 CVRs, or 15% interest in the drug ficlatuzumab, originally valued at $0.5 million. The initial estimated value of the CVRs were recorded as a liability and as a reduction to the Series F proceeds. Subsequent to recoupment of our initial co-development costs, upon receipt of a milestone, royalty, or any other type of payment from the Company’s ownership rights in the drug, the Company is required to make a cash payment to the CVR holders equal to 15% of net proceeds, as defined. During the three and nine months ended September 30, 2024 and 2023, the Company recorded zero as a change in fair value through the condensed statements of operations due to the probability of receiving net proceeds in excess of our initial co-development costs.

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Lab equipment	$5,877	$6,089
Leasehold improvements	28,165	24,713
Computer equipment	1,307	1,221
Furniture and fixtures	1,073	1,034
Software	325	325
Vehicles	97	97
Construction in process	88	—
	36,932	33,479
Less accumulated depreciation	(8,249)	(5,612)
Total property and equipment, net	$28,683	$27,867

Depreciation expense for the three and nine months ended September 30, 2024 was $1.0 million and $2.8 million, respectively, compared to $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Intangible assets, excluding goodwill, consist of the following (in thousands):

	September 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$2,000	$(843)	$1,157	$1,975	$(752)	$1,223
Purchased technology	16,900	(11,736)	5,164	16,900	(10,328)	6,572
Intangible assets not subject to amortization
Trademarks	117	—	117	116	—	116
Total	$19,017	$(12,579)	$6,438	$18,991	$(11,080)	$7,911

Amortization expense related to definite-lived intangible assets was $0.5 million and $1.5 million for both the three and nine months ended September 30, 2024 and 2023, respectively.

Future estimated amortization expense of intangible assets is (in thousands):

As of September 30, 2024
Remainder of 2024	$501
2025	2,000
2026	1,979
2027	1,021
2028	73
2029 and thereafter	747
Total	$6,321

Accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Compensation related accruals	$4,958	$3,855
Accrued clinical trial expense	940	983
Other expenses	2,655	2,872
Total accrued liabilities	$8,553	$7,710

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
Perceptive Term Loan Facility	$40,000	$40,000
Other	40	78
Unamortized debt discount and debt issuance costs	(3,899)	(4,802)
	36,141	35,276
Less: current maturities	29	51
Long-term notes payable	$36,112	$35,225

Perceptive Term Loan Facility

On November 16, 2022 (the Closing Date), the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP as lender and administrative agent (the Lender). The Credit Agreement provides for a senior secured delayed draw term loan facility with Perceptive Advisors LLC (Perceptive) (the Perceptive Term Loan Facility). The Tranche A Loan,

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

in an aggregate amount of up to $30.0 million (the Tranche A Loan), was funded under the Perceptive Term Loan Facility on November 21, 2022 (the Funding Date). The Company's net proceeds from the Tranche A Loan were approximately $27.9 million, after deducting debt issuance costs and expenses. In addition to the Tranche A Loan, the Perceptive Term Loan Facility included an additional Tranche B Loan, in an aggregate amount of up to $10.0 million, and an additional Tranche C Loan, in an aggregate amount of up to $10.0 million, which were accessible by the Company so long as the Company satisfied certain customary conditions precedent, including revenue milestones. On December 15, 2023, the Company exercised its ability to draw the Tranche B loan for $10.0 million. The Tranche C loan had a commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. The Perceptive Term Loan Facility has a maturity date of November 21, 2027 (the Maturity Date) and provides for an interest-only period during the term of the loan with principal due at the Maturity Date.

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of September 30, 2024, the stated interest rate was approximately 13.9%.

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

In addition to the Initial and Tranche B Warrants, additional warrants would become exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche C Loan (the Tranche C Warrants).The Company accounted for the Tranche C Warrants as liabilities as the Tranche C Warrants did not meet the criteria for equity treatment (see Note 4 – Fair Value). The Tranche C loan was not drawn by the loan commitment date and the associated Tranche C Warrants expired and are no longer exercisable.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Under the terms of the Second Amendment, the conditions precedent for drawing on the Tranche B Loan were amended to (i) reduce the trailing twelve-month revenue milestone and (ii) add the receipt of aggregate cash proceeds of at least $27.5 million from an equity offering of the Company's common stock. During the three months ended December 31, 2023, the amended conditions precedent were met and on December 15, 2023, the Company exercised its ability to draw the Tranche B loan for $10.0 million.

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

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of September 30, 2024, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

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

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of September 30, 2024
Remainder of 2024	$13
2025	21
2026	6
2027 and thereafter	40,000
Total	$40,040

Note 7 – Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. In January 2024 the Company relocated its corporate headquarters and laboratory facilities to Louisville, Colorado. The Company also leases laboratory and office space in De Soto, Kansas, under a non-cancelable lease agreement for approximately 9,066 square feet that is set to expire in October 2026. The Company De Soto lease agreement was amended on April 12, 2024 to include an additional 1,772 square feet of office space. The Company also holds various copier and equipment leases under non-cancelable lease agreements that expire in the next one to three years.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the condensed balance sheet as of September 30, 2024.

Operating lease expense for all operating leases was $0.6 million and $1.7 million for the three and nine months ended September 30, 2024, respectively, compared to $1.1 million and $3.3 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the weighted-average remaining lease term and discount rate associated with our operating leases were 10.3 years and 11.4%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of September 30, 2024
Remainder of 2024	$696
2025	3,909
2026	4,171
2027	4,063
2028	4,151
2029 and thereafter	28,113
Total future minimum lease payments	45,103
Less amount representing interest	(19,288)
Total lease liabilities	$25,815

Note 8 – Equity

Equity Financing Programs

The Company maintains two facilities that enable equity financing on an ongoing basis at the Company’s discretion, our at-the-market (ATM) offering and our common stock purchase agreement with Lincoln Park Capital Fund, LLC (Lincoln Park).

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

On the LPC Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee (the Initial Commitment Shares) for which the Company did not receive consideration and, upon the available amount being reduced to an amount equal to or less than $20.0 million, the Company will be required to issue 61,425 shares (the Additional Commitment Shares and together with the Initial Commitment Shares, collectively, the Commitment Shares). The Initial Commitment Shares issued were valued at $0.6 million and, together with due diligence expenses and legal fees of $0.1 million, reflect deferred offering costs of $0.7 million, were included on the condensed balance sheet in 'Other long-term assets'. The deferred offering costs were charged against 'Additional paid-in capital' based upon proceeds from the sale of common stock under the Purchase Agreement. During the three and nine months ended September 30, 2024 and 2023, there were no deferred offering costs charged against 'Additional paid-in capital'. During the three and nine months ended September 30, 2024, the Company expensed zero and $0.7 million, respectively, of deferred offering costs to 'Other (expense) income, net' in the condensed statements of operations as a result of changes in the probability of our ability to fully utilize the LPC Facility prior to the termination date. As of September 30, 2024, zero deferred offering costs remain. As of September 30, 2024, the Company had remaining available capacity for share issuances of up to $46.9 million under the LPC facility, subject to the restrictions and limitations of the underlying facilities.

During the nine months ended September 30, 2024, the Company raised approximately $0.6 million ($0.6 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 313,928 common shares at a weighted average price per share of $1.99 under the ATM facility. On April 5, 2024, the Company filed Supplement No. 1 to the ATM Prospectus Supplement dated December 22, 2021. To comply with volume limitations under applicable SEC rules and regulations, Supplement No. 1 reduced the aggregate offering price to up to $100,000 of shares in order to maximize the amount the Company could offer under the April 2024 Offering (defined below). Following the successful completion of the Company’s April 2024 Offering, the Company is no longer subject to volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding. On August 7, 2024, the Company filed Supplement No. 2 to the ATM Prospectus Supplement dated December 22, 2021 to increase the aggregate offering price under the ATM facility up to $50.0 million of shares. As of September 30, 2024, the Company had remaining available capacity for share issuances of up to $28.2 million under the ATM facility.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of September 30, 2024.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt), the Company issued the Perceptive Warrant to purchase up to 5,000,000 shares of the Company's common stock, including the Initial Warrants. The per share exercise price for the Initial Warrants is equal to $1.0648, which is equal to the lower of (A) the 10-day VWAP of the Company’s common stock on the business day immediately prior to the Closing Date of the Tranche A Loan or (B) the public offering price per share of common stock of $1.15. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21,

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of September 30, 2024.

On May 10, 2023, as consideration for the First Amendment (see Note 6 – Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants) at a per share exercise price equal to $1.6254, which is equal to the 10-day VWAP of the Company’s common stock ending on the business day immediately prior to the First Amendment Effective Date. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of September 30, 2024.

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 8 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The Tranche B Warrants are now equity classified and immediately exercisable upon issuance and expire on December 15, 2033. The Tranche B Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 76.2%, a dividend yield of 0% and a risk-free interest rate of 3.91%. All Tranche B Warrants remain outstanding as of September 30, 2024.

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

Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Diagnostic Tests	$17,168	$12,301	$47,503	$32,395
Biopharmaceutical Services and other	983	1,190	3,391	2,024
Total revenue	$18,151	$13,491	$50,894	$34,419

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed statements of operations. The Company had $0.3 million in ‘Deferred

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

revenue’ recorded in the condensed balance sheet as of December 31, 2023 and $0.9 million was added throughout 2024 to ‘Deferred revenue’ for up-front cash payments while $0.5 million was recognized in revenues during the nine months ended September 30, 2024. The ‘Deferred revenue’ of $0.7 million recorded in the condensed balance sheet as of September 30, 2024 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of September 30, 2024 and December 31, 2023, the Company had $0.3 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the condensed balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United Healthcare	7%	10%	8%	10%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 40% of the Company’s total revenue for both the three and nine months ended September 30, 2024 compared to 41% and 45% for the three and nine months ended September 30, 2023, respectively.

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	September 30, 2024	December 31, 2023
Medicare	26%	21%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of September 30, 2024, 809,163 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s condensed statements of operations was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Direct costs and expenses	$20	$17	$54	$41
Research and development	110	68	240	249
Sales, marketing, general and administrative	1,385	869	5,079	4,002
Total	$1,515	$954	$5,373	$4,292

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $6.5 million as of September 30, 2024 and is expected to be amortized to expense over the next 2.2 years.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Stock Options

Stock option activity during the nine months ended September 30, 2024, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2024	2,041	$3.36	6.9	$964
Granted	2,226	1.67	—	—
Forfeited/canceled	(221)	1.96	—	—
Exercised	(27)	0.72	—	—
Outstanding ‑ September 30, 2024	4,019	$2.52	7.9	$1,250
Exercisable ‑ September 30, 2024	1,719	$3.48	6.2	$822

Restricted Stock Unit Activity

Restricted stock unit activity during the nine months ended September 30, 2024 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2024	2,729	$1.91
Granted	1,670	1.81
Forfeited/canceled	(15)	1.92
Released	(591)	2.01
Outstanding ‑ September 30, 2024	3,793	$1.85

Bonus-to-Options Program

The Company also has a Bonus-to-Options Program (the Bonus Option Program) which allows participants who so elect to convert a portion of their annual cash bonus into fully vested, non-qualified stock options to purchase shares of common stock. Participation is limited to the Chief Executive Officer, direct reports to the Chief Executive Officer and Vice Presidents of the Company. As part of the Bonus Option Program, the Company recorded the following activity during the nine months ended September 30, 2024 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2024	1,050	$2.81	8.4	$22
Granted	341	1.46	—	—
Forfeited/canceled	(27)	24.34	—	—
Exercised	—	—	—	—
Outstanding ‑ September 30, 2024	1,364	$2.04	8.2	$129
Exercisable ‑ September 30, 2024	1,364	$2.04	8.2	$129

The Company recorded $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, compared to an insignificant amount and $0.2 million for the three and nine months ended September 30, 2023, respectively, related to the estimate of the Bonus Option Program. Options granted, if any, pertaining to the performance of the Bonus Option Program are typically approved and granted in first quarter of the year following completion of the fiscal year.

Employee Stock Purchase Plan

The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the nine months ended September 30, 2024, 471,843 shares were issued under the ESPP leaving 175,275 shares reserved for future issuance.

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

Basic and diluted loss per share for the three and nine months ended September 30, 2024 and 2023 were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss attributable to common stockholders	$(10,258)	$(10,949)	$(34,680)	$(43,007)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	146,296	79,709	123,634	78,672
Net loss per share, basic and diluted	$(0.07)	$(0.14)	$(0.28)	$(0.55)

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	5,383	3,262	5,383	3,262
Shares committed under ESPP	22	17	22	17
Warrants	4,603	5,603	4,603	5,603
Restricted stock units	3,793	2,769	3,793	2,769
Total	13,801	11,651	13,801	11,651

Note 12 – Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three and nine months ended September 30, 2024 and 2023.

Note 13 – Commitments and Contingencies

Co-Development Agreement

In April 2014 and amended in October 2016, the Company entered into a worldwide agreement with AVEO to develop and commercialize AVEO's hepatocyte growth factor inhibitory antibody ficlatuzumab with the Company's proprietary companion diagnostic test, BDX004, a version of the Company’s serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced non-small cell lung cancer (NSCLC). Under the terms of the agreement, AVEO conducted a proof of concept (POC) clinical study of ficlatuzumab for NSCLC in which BDX004 was used to select clinical trial subjects (the NSCLC POC Trial). Under the agreement, the Company and AVEO shared equally in the costs of the NSCLC POC Trial, and each were responsible for 50% of development and regulatory costs associated with all future clinical trials agreed upon by the Company and AVEO.

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a registrational Phase 3 clinical trial for ficlatuzumab which began in January 2024. There were no royalties received or expenses related to this agreement for the three and nine months ended September 30, 2024 and 2023 and the Company has no obligations related to the AVEO agreement as of September 30, 2024.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million for both the three and nine months ended September 30, 2023, respectively.

On October 31, 2019, we completed an acquisition of Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") including its COLA/CLIA lab in De Soto, Kansas and its pulmonary nodule malignancy test, then marketed in the United States as the EarlyCDT Lung® test. We renamed and relaunched the test on February 28, 2020 as the Nodify CDT test. As part of the acquisition of the assets of Oncimmune, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to the Nodify CDT test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter. Royalty expenses were $0.5 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively.

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

Note 14 – Subsequent Events

On October 30, 2024 (the Fourth Amendment Effective Date), the Company entered into the Fourth Amendment to the Credit Agreement and Guaranty (the Fourth Amendment) with Perceptive, as lender and administrative agent, and the Company, as borrower, whereby subject to the terms and conditions of the Fourth Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ending June 30, 2025 through and including the fiscal quarter ending December 31, 2027.

On November 1, 2024, the Company expects to file a shelf registration statement on Form S-3 and enter into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 once declared effective by the SEC. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. In connection with establishing the 2024 ATM Program, the Company terminated its prior $50.0 million ATM program established in November 2021, and no additional stock can be issued thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (Form 10-K) and the Condensed Financial Statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed on March 1, 2024.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of September 30, 2024 and 2023 and for the three and nine months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three and nine months ended September 30, 2024 and 2023 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a leading diagnostic solutions company with a focus on lung disease. By combining a multi-omic approach with a holistic view of the patient’s disease state, we believe our solutions provide physicians with greater insights to help personalize their patient’s care and meaningfully improve disease detection, evaluation, and treatment. Our unique approach to precision medicine provides timely and actionable clinical information, which we believe helps improve overall patient outcomes and lowers the overall healthcare cost by reducing the use of ineffective and unnecessary treatments and procedures. In addition to our diagnostic tests, we provide biopharmaceutical companies with services that include diagnostic research, clinical trial testing, and the discovery, development, and commercialization of companion diagnostics. We also recognize revenue from other services, including amounts derived from licensing our technologies.

Our core belief is that no single technology will answer all clinical questions that we encounter. Therefore, we employ multiple technologies, including genomics, transcriptomics, proteomics, radiomics, and artificial intelligence enabled informatics to discover innovative diagnostic tests for potential clinical use. Our multi-omic approach is designed to enable us to discover diagnostic tests that answer critical clinical questions faced by physicians, researchers, and biopharmaceutical companies.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

In addition to the five diagnostic tests currently on the market, we offer a broad range of assays for research use as part of our laboratory services which have been used by over 65 biopharmaceutical companies and academic partners. All of our diagnostic and services testing is performed at one of our two accredited, high-complexity clinical laboratories in Louisville, Colorado and De Soto, Kansas.

Since our inception, we have performed over 600,000 clinical diagnostic tests and continue to generate a large and growing body of clinical evidence consisting of over 300 clinical and scientific peer-reviewed publications, presentations, and abstracts. Through ongoing study of each of our tests, we continue to grow our depth of understanding of disease biology and the broad utility of each of our tests. We believe we are poised for rapid growth by leveraging our scientific and clinical development and laboratory operations expertise along with our commercial infrastructure which includes sales, marketing, reimbursement, and regulatory affairs.

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

On July 6, 2023, the Company announced that the Centers for Medicare & Medicaid Services (CMS) has designated the Nodify CDT Test as an Advanced Diagnostic Laboratory Test (ADLT) effective June 30, 2023. Obtaining ADLT status is a recognition that the Nodify CDT test meets the stringent criteria established under the Protecting Access to Medicare Act of 2014. ADLT status is reserved for innovative tests with Medicare coverage that provide new clinical diagnostic information that cannot be obtained from any other test or combination of tests. Nodify CDT joins our Nodify XL2 and VeriStrat tests with the ADLT designation.

•
Investment in clinical studies and product innovation to support growth. A significant aspect of our business is our investment in research and development, including the development of new products and our investments in clinical studies for our on-market and pipeline products. Our studies focus on generating evidence to support expanded payer coverage, commercial adoption, and regulatory approvals. Current efforts are focused primarily on clinical utility as well as

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

understanding the economic impact of our tests in assisting with decisions related to patient management and the potential impact of our tests in reducing overall healthcare costs.

The ongoing INSIGHT study was designed to expand our clinical understanding of the predictive and prognostic value of the VeriStrat test. On June 27, 2023, we completed enrollment of 5,000 patients with non-small cell lung cancer. All study participants currently enrolled in the study are expected to complete study follow-up by 2026. The participant data will be monitored, and sites will be closed accordingly throughout 2025.

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

The ALTITUDE study is a randomized control study, launched during the fourth quarter 2020, seeking to further demonstrate the utility of the Nodify CDT and XL2 tests.

On October 8, 2024, at the CHEST Annual Meeting, the Company presented the experience of healthcare providers using the Nodify Lung Nodule Risk Assessment in over 35,000 patients consecutively tested in a real-world clinical setting. The Company also announced a new clinical study, CLARIFY, that will collect patient outcomes and other clinical information on a subset of the patients featured in the CHEST presentation. CLARIFY is designed to confirm performance of the Nodify CDT and Nodify XL2 tests in diverse patient subgroups through a retrospective chart review of up to 4,000 patients that were tested in a real-world clinical setting. The study's intent is to expand the extensive evidence characterizing the validation and utility of Nodify Lung testing.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. See Part II, Item 1A. “Risk Factors” within this Form 10-Q and Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

Third Quarter 2024 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended September 30, 2024 as compared to the same period in 2023 unless otherwise noted:

•
Total revenue of $18.2 million, an increase of 35% over the third quarter 2023:
o
Lung Diagnostic revenue of $17.2 million reflected a year-over-year increase of 40% driven by the continued adoption of Nodify XL2 and Nodify CDT nodule risk assessment tests and strong reimbursement. However, test volumes were impacted at the end of the third quarter by disruption to patients, healthcare providers, and Biodesix teammates in the southeast due to Hurricane Helene;
o
Biopharmaceutical Services revenue of $1.0 million decreased 17% year-over-year, driven by the timing of receipt of samples and shift of the completion of certain projects from the end of the third quarter into the beginning of the fourth;
•
Third quarter 2024 gross profit of $14.0 million, or 77.0% gross margin compared to 76.1% gross margin in the comparable prior year period. Our steady margin performance is primarily driven by volume growth in Lung Diagnostic testing that continues to drive down the per test costs;
•
Operating expenses (excluding direct costs and expenses) of $22.6 million, an increase of 29% as compared to the third quarter 2023, which includes $3.0 million of non-cash stock compensation expense and depreciation and amortization as compared to $1.7 million in third quarter of 2023. This increase is primarily attributable to an increase in sales and marketing costs to support both business lines’ sales growth to enhance product awareness and drive adoption, and an increase in depreciation expense related to the leasehold improvements in the Company’s Louisville, CO offices and laboratory which opened in January 2024;
•
Net loss of $10.3 million, an improvement of 6% as compared to the same period of 2023;
•
Cash and cash equivalents of $31.4 million as of September 30, 2024, a decrease from $42.2 million from June 30, 2024;
o
Cash and cash equivalents as of September 30, 2024 includes the final milestone payment of $6.1 million for the acquisition of Integrated Diagnostics in 2018.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Sales, marketing, general and administrative

Our sales and marketing expenses are expensed as incurred and include costs associated with our sales organization, including our direct sales force and sales management, client services, marketing, public relations, communications and reimbursement, as well as business development personnel who are focused on our biopharmaceutical customers. These expenses consist primarily of salaries, commissions, bonuses, employee benefits, share-based compensation, and travel, as well as marketing and educational activities and allocated overhead expenses. We expect our sales and marketing expenses to increase in dollars as we expand our sales force, increase our presence within the United States, and increase our marketing activities to drive further awareness and adoption of our tests and our future products and services. These expenses, though expected to increase in dollars, are expected to decrease as a percentage of revenue in the long term, though they may fluctuate as a percentage of our revenues from period to period due to the timing and nature of these expenses.

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

Non-Operating Expenses

Interest expense and interest income

For the three and nine months ended September 30, 2024 and 2023, interest expense consists of cash and non-cash interest from the Perceptive Term Loan Facility and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. Interest income, which is included in ‘Other income, net’ in the condensed statements of operations consists of income earned on our cash and cash equivalents.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenues	$18,151	$13,491	$4,660	35%	$50,894	$34,419	$16,475	48%
Operating expenses
Direct costs and expenses	4,179	3,229	950	29%	11,231	9,636	1,595	17%
Research and development	2,547	1,938	609	31%	7,145	8,099	(954)	(12)%
Sales, marketing, general and administrative	20,016	15,496	4,520	29%	60,232	51,136	9,096	18%
Impairment loss on intangible assets	—	—	—	—%	135	20	115	575%
Total operating expenses	26,742	20,663	6,079	29%	78,743	68,891	9,852	14%
Loss from operations	(8,591)	(7,172)	(1,419)	(20)%	(27,849)	(34,472)	6,623	19%
Other (expense) income
Interest expense	(2,041)	(2,386)	345	14%	(6,506)	(7,207)	701	10%
Loss on extinguishment of liabilities	—	—	—	—%	(248)	—	(248)	(100)%
Change in fair value of warrant liability, net	—	(1,393)	1,393	100%	—	(1,332)	1,332	(100)%
Other (expense) income, net	374	2	372	18,600%	(77)	4	(81)	(2,025)%
Total other expense	(1,667)	(3,777)	2,110	56%	(6,831)	(8,535)	1,704	20%
Net loss	$(10,258)	$(10,949)	$691	6%	$(34,680)	$(43,007)	$8,327	19%

Share-based compensation (1)	$1,515	$954	$561	59%	$5,373	$4,292	$1,081	25%
(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenues
Diagnostic Testing revenue	17,168	12,301	4,867	40%	$47,503	$32,395	$15,108	47%
Biopharmaceutical Services and other revenue	983	1,190	(207)	(17)%	3,391	2,024	1,367	68%
Total revenues	$18,151	$13,491	$4,660	35%	$50,894	$34,419	$16,475	48%

Total revenue increased $4.7 million or 35%, and increased $16.5 million or 48% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.

Diagnostic test revenue increased $4.9 million or 40%, and increased $15.1 million or 47% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increases are primarily due to an increase of $4.7 million and $15.8 million, respectively, in the Nodify Lung Nodule Risk Assessment testing strategy driven by an increase in tests delivered as our sales efforts continue to focus on Nodify CDT and XL2 tests. The increase in revenue for the nine months ended September 30, 2024 was partially offset by a $0.7 million decrease in the IQLung testing strategy. The Company’s diagnostic testing sales efforts continued to gain momentum during the three and nine months ended September 30, 2024 as the number of tests delivered reached the highest in Company history for seven consecutive quarters.

Biopharmaceutical Services and other revenue decreased $0.2 million or 17%, and increased $1.4 million or 68% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease in revenue for the three months ended September 30, 2024 was primarily due to the timing of sample receipts from certain biopharmaceutical partners, while the increase

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

in revenue for the nine months ended September 30, 2024 was primarily a result of delivering against our expanding book of business and securing new agreements.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased $1.0 million or 29%, and increased $1.6 million or 17% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily driven by the increase in testing volume compared to the same periods in 2023, partially offset by the optimization of testing workflows that resulted in improvements in costs per test.

Research and development

Research and development expenses increased $0.6 million or 31%, and decreased $1.0 million or 12% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase in costs for the three months ended September 30, 2024 was due primarily to an increase in internal expenses associated with compensation and benefit costs resulting from an increase in headcount, while the decrease for the nine months ended September 30, 2024 was primarily a result of a decrease in external costs associated with clinical trials and data acquisition costs.

The following table summarizes our external and internal costs for the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
External expenses:
Clinical trials and associated costs	$268	$393	$(125)	(32)%	$911	$1,609	$(698)	(43)%
Other external costs	730	563	167	30%	2,044	2,230	(186)	(8)%
Total external costs	998	956	42	4%	2,955	3,839	(884)	(23)%
Internal expenses	1,549	982	567	58%	4,190	4,260	(70)	(2)%
Total research and development expenses	$2,547	$1,938	$609	31%	$7,145	$8,099	$(954)	(12)%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $4.5 million or 29%, and increased $9.1 million or 18% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increase for the three and nine months ended September 30, 2024 was driven primarily by increases in employee compensation and benefits associated with an increase in headcount and variable compensation as well as increases in non-employee costs associated with increased spending on various sales meetings and sales fulfillment during 2024 as compared to 2023. Of the $4.5 million and $9.1 million increase, $0.7 million and $2.1 million, respectively, is associated with the increase in depreciation expense related to the leasehold improvements in our new Louisville headquarters and laboratory.

Non-operating Expenses

Interest expense

Interest expense decreased $0.3 million or 14%, and decreased $0.7 million or 10% for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease in interest expense for the three and nine months ended September 30, 2024 was primarily related to the interest associated with the declining contingent consideration balance as the remaining Milestone Payments and final exit fee payment were made.

Loss on extinguishment of liabilities

Loss on extinguishment of liabilities increased $0.2 million or 100% for the nine months ended September 30, 2024, compared to the same period in 2023. On April 22, 2024, the Company obtained consent from Perceptive and prepaid the July 1, 2024 contingent consideration Milestone Payment of $8.4 million to Indi. As a result of prepaying the Milestone Payment, the Company performed a fair value analysis through April 22, 2024 and recorded a loss on early extinguishment of $0.2 million.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Change in fair value of warrant liability, net

During the three and nine months ended September 30, 2024, the Company recorded no change in fair value of warrant liability in the condensed statements of operations. The Tranche C loan had a commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. Therefore, the associated Tranche C Warrants expired and are no longer exercisable. During the three and nine months ended September 30, 2023, the Company recorded a $1.4 million and $1.3 million net loss, respectively, as a change in fair value through the condensed statements of operations due to changes in unobservable inputs. This was a result of changes in the probability of our ability to draw on Tranche B and C loans.

Other (expense) income, net

During the three and nine months ended September 30, 2024, the Company recorded other income, net of $0.4 million and other expense, net of $0.1 million, respectively. The other income, net for the three months ended September 30, 2024 was comprised primarily of interest income. The other expense, net for the nine months ended September 30, 2024 primarily consisted of deferred offering costs of approximately $0.7 million as a result of changes in the probability of our ability to fully utilize the LPC Facility prior to the termination date, offset by $0.6 million of interest and other income.

Liquidity and Capital Resources

We are an emerging growth company and, as such, have yet to generate positive cash flows from operations. We have funded our operations to date principally from net proceeds from the sale of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness.

The Company amended the Indi APA agreement in April 2022 in which all parties agreed to restructure the Milestone Payments whereby the Company will make five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million beginning in July 2023, one installment of $5.0 million in April 2024, and one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest shall accrue on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments is subject to ongoing compliance under the Perceptive Term Loan and commencing January 1, 2024, consent from Perceptive. On April 22, 2024, the Company obtained consent from Perceptive and prepaid the July 1, 2024 Milestone Payment of $8.4 million to Indi. On September 30, 2024, the Company obtained consent from Perceptive and prepaid the October 1, 2024 exit fee of $6.1 million to Indi. The Company has no remaining obligations to Indi.

On November 21, 2022, the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP (Perceptive) as lender and administrative agent (the Lender) for up to $50.0 million, with funding of $30.0 million and the issuance of warrants exercisable into 3,000,000 shares of the Company’s common stock occurring on November 21, 2022, and two additional contingently issuable tranches of $10.0 million each subject to certain terms and conditions, including revenue milestones. The Tranche C loan had a commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Pursuant to the original terms of the Credit Agreement entered into on November 21, 2022, the Perceptive Term Loan Facility includes an additional Tranche B Loan, in an aggregate amount of up to $10.0 million, which is accessible by the Company so long as the Company satisfies certain customary conditions precedent, including revenue milestones. Under the terms of the Second Amendment, the conditions precedent for drawing on the Tranche B Loan were amended to (i) reduce the trailing twelve-month revenue milestone and (ii) add the receipt of aggregate cash proceeds of at least $27.5 million from an equity offering of the Company's common stock. During the three months ended December 31, 2023, the Company met the remaining conditions precedent associated with the Tranche B Loan and, on December 15, 2023, the Company exercised its ability to draw the Tranche B loan for $10.0 million (the Tranche B Loan).

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

As of September 30, 2024, the Company had remaining available capacity for share issuances of up to $46.9 million under the LPC Facility, subject to the restrictions and limitations of the underlying facilities. On April 5, 2024, the Company filed Supplement No. 1 to the ATM Prospectus Supplement dated December 22, 2021. To comply with volume limitations under applicable SEC rules and regulations, Supplement No. 1 reduced the aggregate offering price to up to $100,000 of shares in order to maximize the amount the Company could offer under the April 2024 Offering. Following the successful completion of the Company’s April 2024 Offering, the Company is no longer subject to volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding. On August 7, 2024, the Company filed Supplement No. 2 to the ATM Prospectus Supplement dated December 22, 2021 to increase the aggregate offering price under the ATM facility up to the original $50.0 million of shares. As of September 30, 2024, the Company had remaining available capacity for share issuances of up to $28.2 million under the ATM facility. On November 1, 2024, the Company expects to file a shelf registration statement on Form S-3 and enter into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 once declared effective by the SEC. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. In connection with establishing the 2024 ATM Program, the Company terminated its prior $50.0 million ATM program established in November 2021, and no additional stock can be issued thereunder.

As of September 30, 2024, we maintained cash and cash equivalents of $31.4 million and we have $40.0 million in outstanding aggregate principal amount on our Perceptive Term Loan Facility. We have incurred significant losses since inception and, as a result, we have funded our operations to date primarily through the sale of common stock, the sale of convertible preferred stock, the issuance of notes payable, and from our two primary revenue sources: (i) diagnostic testing, which includes lung diagnostic testing and (ii) providing biopharmaceutical companies with development and testing services and licensing our technologies. In accordance with Accounting Standards Update 2014-15 (ASC Topic 205-40), Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management projected its cash flow sources and evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements were issued. Management considered the Company’s current projections of future cash flows, our ability to execute our current operating plan, current financial condition, sources of liquidity and debt obligations for at least one year from the date of issuance of this Form 10-Q in considering whether it has the ability to meet its obligations.

Our ability to meet our obligations as they come due may be impacted by our ability to remain compliant with financial covenants in our Perceptive Term Loan Facility or to obtain waivers or amendments that impact the related covenants. As of September 30, 2024, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. In addition, on October 30, 2024, the Company entered into the Fourth Amendment to the Credit Agreement (the Fourth Amendment), whereby, subject to the terms and conditions of the Fourth Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ending June 30, 2025 through and including the fiscal quarter ending December 31, 2027.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash flows provided by (used in):
Operating activities	$(44,553)	$(10,587)
Investing activities	(2,556)	(20,061)
Financing activities	52,231	7,401
Net increase (decrease) in cash and cash equivalents and restricted cash	$5,122	$(23,247)

Our cash flows resulted in a net increase in cash and cash equivalents and restricted cash of $5.1 million during the nine months ended September 30, 2024 as compared to the net decrease in cash of $23.2 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, net cash used in operating activities totaled $44.6 million, an increase of approximately $34.0 million compared to the same period in 2023 primarily due to unfavorable changes in net working capital of $40.4 million, which includes $23.2 million of payments made for contingent consideration during the nine months ended September 30, 2024 and an $18.3 million decrease in tenant improvement allowances received for capital expenditures and leasehold improvements related to the CVP Lease. This is partially offset by a year-over-year decrease in net loss from operations of $8.3 million.

Net cash used in investing activities during the nine months ended September 30, 2024 totaled $2.6 million, a decrease of $17.5 million compared to the same period in 2023. The decrease in net cash used in investing activities was primarily due to decreases in purchases of property and equipment and capital expenditures primarily for leasehold improvements related to the CVP Lease. These leasehold improvements were tenant improvements and were reimbursed from the Landlord.

Net cash provided by financing activities during the nine months ended September 30, 2024 totaled $52.2 million, an increase of $44.8 million compared to the same period in 2023. The net cash provided by financing activities for the nine months ended September 30, 2024 primarily resulted from $51.3 million in net proceeds from the issuance of common stock from an underwritten offering of common stock and a concurrent private placement, $0.6 million from the issuance of common stock from our ATM facility, and $0.3 million from our ESPP. The net cash provided by financing activities for the nine months ended September 30, 2023 primarily resulted from $15.3 million net proceeds from the issuance of common stock from the Subscription Agreements, partially offset by milestone payments to Indi of $7.6 million and payments of debt issuance costs of $0.8 million.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of September 30, 2024 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$57,835	$5,650	$11,246	$40,939	$—
Operating lease obligations	45,103	3,535	8,283	8,349	24,936
Finance lease obligations	1,022	624	398	—	—
Total	$103,960	$9,809	$19,927	$49,288	$24,936

(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect on September 30, 2024.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

As of September 30, 2024, we have not entered into any off-balance sheet arrangements.

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

In addition, other revenue includes amounts derived from licensing our PCR technologies to our international laboratory partners. We are compensated through royalty-based payments for the licensed technology and, depending on the nature of the technology licensing arrangements and considering factors including but not limited to enforceable right to payment and payment terms, and if an asset with alternative use is created, these revenues are recognized in the period when royalty-bearing sales occur.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of September 30, 2024, we had $40.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of September 30, 2024, a hypothetical 100 basis point increase in interest rates would have an estimated $0.4 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

There were no changes to our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended September 30, 2024.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Fourth Amendment to Credit Agreement and Guaranty, dated October 30, 2024, by and between the Company and Perceptive Credit Holdings IV, LP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Previously filed.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: November 1, 2024	By:	/s/ CHRISTOPHER C. VAZQUEZ
Christopher C. Vazquez
Chief Accounting Officer
(Principal Accounting Officer)