Form 10-K
period 2024-12-31
BIODESIX INC
filed 2025-03-03
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of common stock held by non-affiliates of the Registrant was $74.0 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

The number of shares of Registrant’s Common Stock outstanding as of February 24, 2025 was 145,978,410.

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
•
the impact of a pandemic, epidemic, or outbreak of an infectious disease in the United States (U.S.) or worldwide;
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
•
the acquisition of other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our results of operations;

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

PART I

Item 1. Business.

Business Overview

Biodesix, Inc. (“Biodesix”, “we,” “us,” “our” or the “Company”) is a leading diagnostic solutions company. Our mission at Biodesix is to transform patient care and improve outcomes through personalized diagnostics that are timely, accessible, and address immediate clinical needs. We envision a world where patient disease is conquered through the guidance of personalized diagnostics.

We derive our revenue from two sources: (i) Biodesix Lung Diagnostic Testing (Lung Diagnostic Testing), providing lung diagnostic testing services for healthcare providers associated with our five blood-based tests and (ii) Biodesix Development Services (Development Services) providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

During 2024, we achieved multiple milestones:

•
We delivered on our commercial and diagnostic services strengths resulting in an estimated $71.3 million in total revenue for the year, an increase of 45% over 2023;
o
Lung Diagnostic Testing - $64.7 million of revenue, an increase of 43%, from 54,300 tests delivered, an increase of 40%;
o
Development Services - $6.6 million in biopharmaceutical services revenue, an increase of 70%;
•
We continued to present and publish new clinical data supporting the adoption of our tests, increased reimbursement coverage for our Lung Diagnostic tests from private payors, and launched new research partnerships, including with the Memorial Sloan Kettering Cancer Center;
•
We launched the new CLARIFY study, which will collect patient outcomes and other clinical information on 4,000 patients who have received Nodify Lung® Nodule Risk Assessment testing in the clinical setting and have at least 1-2 years of follow-up.
•
We improved our operational efficiencies increasing gross margin percentage to 78% as compared to 73% in 2023;
•
We maintained our cost-disciplined approach limiting growth in full year Operating Expense, excluding Direct costs and expenses to 17% over 2023, including non-cash share-based compensation expenses, while growing revenue by 45%; and
•
We were awarded the prestigious 2024 Inc. Magazine Best Workplaces – a reflection of our strong team culture and employee engagement.

Our Strategy

At Biodesix, we have built a team with deep experience in diagnostics including commercialization, reimbursement, regulatory, medical affairs, research and development, technology, and operations to provide needed products and services to address critical clinical questions and help improve patient care. We believe that establishing a new standard of care utilizing personalized diagnostics requires a deep understanding of clinical needs, scientific expertise to develop tests using the optimal technology for each clinical question, development of clinical evidence to demonstrate benefits of the testing, a scalable operational infrastructure, and an established commercial channel to drive market adoption and payer coverage.

We employ multiple technologies, including genomics, proteomics, and radiomics, combined with artificial intelligence (AI), to discover, develop, and commercialize innovative diagnostic tests for physicians, biopharmaceutical, life science, and diagnostics companies to help improve patient care.

1.
Lung Diagnostic Tests - Drive increased awareness, adoption, and reimbursement coverage of our diagnostic tests by:
•
continuously educating health care providers key opinion leaders, hospital systems, advocacy groups, patients, payers, academic research organizations, and technology assessment and guideline organizations on the clinical data and benefits of our tests;
•
continuing to invest in the expansion and professional development of our lung-focused clinical sales force and commercial support teams;
•
extending our commercial reach in clinics specializing in the management of lung nodules and the diagnosis of lung disease and their referral networks;
•
investing in clinical studies and publish additional clinical data to continue to increase market adoption and reimbursement coverage for our tests;

•
publishing health economics and outcomes research demonstrating the impact of our tests on the US healthcare system and overall costs; and
•
engaging key opinion leaders and partners to identify existing or emerging clinical needs in lung disease and to develop tests to address those questions to be provided to the market through our existing commercial channel.
2.
Diagnostic Development Services — Expand revenue-generating contracts with research institutions, biopharmaceutical clients, and life sciences customers by:
•
leveraging our team’s expertise and multi-omic offering to sell a comprehensive line of research, discovery, development, clinical trial testing, regulatory, reimbursement, commercialization, and logistics support services across cancer types and diseases;
•
adding new biopharmaceutical, life science, tools, and diagnostic customers and leveraging existing projects and relationships to expand sales with our current customers;
•
engaging with our customers, key opinion leaders, leading academic centers, and scientific experts to stay ahead of the rapidly evolving diagnostic and therapeutic landscape and to identify unmet clinical needs; and
•
entering strategic partnerships with biopharmaceutical companies, academic research organizations, technology providers, and other diagnostic companies.

Our Tests and Services

Biodesix Lung Diagnostic Tests

Our tests support clinical decisions to expedite personalized care and improve outcomes for patients with lung disease. We believe our diagnostic tests help healthcare providers meaningfully improve lung disease diagnosis, treatment, and monitoring as well as lower the overall healthcare cost by reducing the use of ineffective and unnecessary treatments and procedures. We currently offer two tests that assess the risk of cancer in lung nodules and three tests that provide treatment guidance after a lung cancer diagnosis.

This is our clinical testing focus because lung cancer is the deadliest cancer in the United States with the majority of patients diagnosed with advanced disease. With the introduction of numerous treatment options, physicians need an ever-increasing amount of information in order to select the best treatment plan for each individual patient. We believe that the lung cancer continuum of care has a variety of clinical unmet needs ranging from initial diagnosis of lung cancer after discovery of a lung nodule to treatment guidance for early and advanced stage disease, and monitoring for disease progression. We estimate that in the United States, the lung cancer continuum of care represents over 10 million annual testing opportunities and represents greater than $27 billion market opportunity annually in the US.

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

Diagnosis – Nodule Management

Our blood-based tests for patients with a pulmonary nodule, Nodify Lung Nodule Risk Assessment, assists physicians in reclassifying a patient’s risk of lung cancer by incorporating their protein biomarker results with radiographic imaging and clinical characteristics. Nodify Lung testing consists of the Nodify CDT® and Nodify XL2® proteomic tests, which can be ordered separately or together from a single blood draw to help reclassify risk of cancer to aid physicians in stratifying patients into distinct nodule management pathways with the goal of earlier diagnosis of cancer and avoidance of unnecessary invasive procedures.

Nodify CDT Test

The Nodify CDT test is a blood-based proteomic test that helps identify patients who have a suspicious lung nodule that is likely malignant or at a higher risk of being cancerous. Results allow physicians to identify patients who may be better candidates for timely invasive diagnostic procedures such as bronchoscopy, transthoracic needle biopsy, or surgical resection, with the goal of diagnosing cancer earlier. The Nodify CDT test enhances lung nodule risk assessment to facilitate compliance with clinical treatment guidelines. The Nodify CDT test is validated for use in patients who are 40 years or older, have no history of cancer except non-melanomatous skin cancer, have nodules between 8 and 30mm, and pre-test risk of lung cancer of less than 65%.

The test measures the levels of seven circulating autoantibodies (P53, NY-ESO-1, CAGE, GBU4-5, SOX2, HuD, and MAGE A4) associated with lung cancer, combined with an algorithm to report out three potential results: High Level, Moderate Level, or No Significant Levels of Antibodies Detected (NSLAD). The seven autoantibodies have been shown to be elevated for all types of lung cancer, and from the earliest stage of the disease.

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

The Nodify CDT test has an established average turnaround time of one business day from receipt of the blood sample, providing physicians with timely results to guide diagnostic planning. The clinical data for the test has been published in a number of peer-reviewed publications and presentations, including a clinical validation study published in late 2024 that confirmed the previously published performance of the test.

Nodify XL2 Test

The Nodify XL2 test is a blood-based proteomic test that helps identify patients who have a suspicious lung nodule that is likely benign or at a reduced risk of being cancerous. Results allow physicians to identify patients who may be better candidates for routine CT surveillance to monitor for growth or shrinkage of the nodule over time instead of an invasive diagnostic procedure. The Nodify XL2 test is used for patients who are 40 years or older, have no history of lung cancer or other recent cancer diagnoses, have nodules between 8 and 30mm, and have a pre-test risk of lung cancer of less than or equal to 50%. A body of clinical data has been published in peer-reviewed journals and presentations and recent data from the ORACLE clinical utility study was published demonstrating a 74% reduction in unnecessary invasive procedures with the use of the test.

The Nodify XL2 test integrates peptides with clinical and radiological characteristics that are combined by an algorithm to report out three potential results: Likely Benign, Reduced Risk, or Indeterminate. Specifically, the Nodify XL2 test measures the relative abundance of two peptides (LG3BP and C163A) in circulation in the patient’s blood. The native proteins from which the peptides are derived have been associated with an inflammatory response to lung cancer. The clinical factors are patient age and smoking status, and radiological factors are nodule size, location, and edge characteristics.

If both tests are ordered for the patient and Nodify CDT returns a result of High or Moderate Level indicating an increased risk of malignancy, then the Nodify XL2 test is cancelled. If Nodify CDT returns a result of NSLAD, then the Nodify XL2 test is performed and both test results are typically available within four to five business days.

Lung Cancer Treatment & Monitoring

Profiling the tumor through blood-based genomic testing can help identify mutations in genes that may be driving growth of the tumor and may be targets for therapeutics. However, tumors also have intrinsic mechanisms that prevent the patient’s immune system from identifying and eliminating the cancer cells. Profiling the immune system can show if the patient’s immune system may have been subverted and therefore, is less likely to be responsive to immunotherapies. Our blood-based IQLung™ testing strategy consists of the VeriStrat® immune profiling test, and the GeneStrat® ddPCR and GeneStrat NGS® tumor profiling tests, which can be ordered together or separately for patients with NSCLC. Together, the tests have an established average turnaround time of three business days, providing physicians with timely results to facilitate treatment decisions.

VeriStrat Test

The VeriStrat test is a blood-based proteomic test that provides a personalized view of each patient’s immune response to their cancer. Results help inform physicians whether their patient has a more aggressive cancer and can help with treatment planning. The VeriStrat test profiles the patient’s immune system by measuring eight protein features measured by MALDI-ToF mass spectrometry and interpreted by a proprietary machine learning-based algorithm to produce either a VeriStrat Good or VeriStrat Poor test result.

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

We believe that rapid, blood-based tumor profiling with the GeneStrat ddPCR and GeneStrat NGS tests can be complementary to both targeted tissue-based testing and tissue-based broad genomic sequencing. Testing with GeneStrat ddPCR and GeneStrat NGS tests at diagnosis can help quickly identify patients who are eligible for targeted therapies. Additionally, blood-based testing upfront can help save valuable tissue for diagnostic evaluation, and broad genomic profiling for rare mutations to enroll in clinical trials.

Commercialization and Competitive Advantages

For our Biodesix Lung Diagnostic Tests, commercial efforts are focused on the promotion of our tests to healthcare professionals actively involved in the diagnosis and treatment of lung disease. Primarily focusing on pulmonology, the commercial team, consisting of specialty sales representatives, medical affairs, marketing and customer care representatives, works to educate and inform the entire patient care group consisting of physicians, nurses, office staff, laboratory personnel, and administration as to the appropriate use and value provided by our testing. The goal is to drive test adoption through articulating the scientific and clinical evidence behind our tests, how they impact the clinical care of a patient, and how the tests can ultimately help to improve patient outcomes.

Patients with pulmonary nodules are concentrated in the pulmonology specialty and referral networks, where additional resources such as lung cancer screening and nodule management clinics may exist to provide an increased level of care. We are also engaging large hospital systems in a “top-down” approach, with a goal of incorporating our tests into system-wide pathways and protocols.

We believe our continued growth drivers stem from our competitive advantages, including:

•
Our demonstrated success commercializing diagnostic tests in lung disease with unprecedented turnaround times. With five diagnostic tests launched and multiple improvements and several tests currently in development, our commercial portfolio of blood-based solutions currently addresses clinical unmet needs within diagnosis, treatment and monitoring of lung cancer. Our diagnostic tests provide rapid and actionable diagnostic information to help inform physicians on the next steps in a patient’s care plan to help diagnose lung cancer faster and expediting time to treatment.
•
Our broad test offering and continued development and publication of clinical data supports market adoption. We leverage a multi-omic approach to offer various technologies and testing that meet the variety of clinical testing needs for providers treating patients with lung disease. We continue to publish clinical data and health economics and outcomes research to support the ongoing adoption of our tests by physicians, healthcare systems, and payers.
•
Our commercial infrastructure and lung-focused sales channel, which includes our extensive knowledge and experience in sales, marketing, reimbursement and operations, provides us with the ability to efficiently launch and scale tests and drive revenue. We have built one of the only commercial teams in diagnostics focused on lung. By offering a broad menu of tests for current clinical use, and continuing to develop additional tests for lung, we can efficiently leverage the existing team and infrastructure to address more clinical needs for the same call point.

Biodesix Development Services

We enable the world’s leading biopharmaceutical, life sciences, and academic research institutions with scientific, technological, and operational capabilities that fuel the development of diagnostic tests, tools, and therapeutics. We provide development services to enable therapeutic clinical trials, the validation of life sciences tools and diagnostics, and the discovery, development, and commercialization of diagnostics. Biodesix Diagnostic Services has been utilized by over 65 industry clients and academic research partners.

We continuously revisit our technology strategy and roadmap to integrate new technologies into our evolving offering, which ultimately support the addition of new service and product revenue offerings. We believe that no single technology can interrogate the complexity of the human disease state to help solve all clinical questions. For that reason, we employ a multi-omic and collaborative approach to solving diagnostic challenges.

We offer end-to-end diagnostic solutions, including translational research, initial biomarker discovery, assay design, development, and validation, testing of clinical trial samples, regulatory, reimbursement, commercialization, and logistical support services (e.g., specimen collection and collection kits). We offer our existing on-market tests, a suite of other research tests and the capability to custom design novel tests for use by our customers.

While our biopharmaceutical discovery, diagnostic development and testing revenue continues to grow, it is important to note that we benefit greatly from these partnerships in many ways that expand beyond revenue. We are continuously expanding our knowledge and biological understanding of multiple diseases and the rapidly evolving treatment landscape, for example, by actively partnering in consortia including with the Friends of Cancer Research.

Pipeline

In order to continue to leverage our existing sales channel, we are developing additional tests to help address clinical unmet needs for patients with lung disease.

Risk of Recurrence (ROR)

Currently, surgical resection of the tumor without systemic or radiation therapy is the standard of care for stage I NSCLC patients. However, 20 to 40% of surgically treated patients will suffer a recurrence within five years after surgery. From market research with pulmonologists, thoracic surgeons, and medical oncologists, we identified a significant clinical unmet need for a blood-based test to help identify stage I NSCLC patients who are at a higher risk of recurrence and may benefit from a more aggressive surgical procedure, or from neoadjuvant or adjuvant systemic treatment. Based on this unmet diagnostic need, we discovered the Risk of Recurrence (ROR) test, which is a pre-surgery blood-based proteomic test, designed with the advanced Biodesix AI platform to predict whether a stage I NSCLC patient has a higher risk of recurrence post-surgical resection. Knowing this information early and before surgery may change the surgical plan and/or support treatment decisions such as neoadjuvant or adjuvant therapy, which have the potential to reduce tumor volume and address micro-metastatic disease as early as possible. Our ROR test was validated in an independent sample set, and we are currently working with major academic institutions across the United States to further validate the test.

Immunotherapy Treatment Guidance (PIR)

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

The combination ICI regimens see some improvement in performance over single agent ICI, but side effect profiles are worse, and costs are higher than for single agent ICI. In addition, recent data have shown that a subset of patients experience more rapid disease progression on ICI compared with chemotherapy. We utilized the advanced Biodesix AI platform to discover our Primary Immune Response (PIR) test. PIR is a blood-based proteomic test designed to profile a patient's potential to mount an immune response to their cancer and predict those patients likely to respond to ICI monotherapy treatment, ICI + chemotherapy combination treatment, or who would be highly resistant to ICI therapy. Our PIR test has been validated in multiple independent sample sets for advanced stage NSCLC patients treated with single agent ICI, and we are currently working with major academic institutions across the United States to further validate the test.

Monitoring – Progression & Resistance

Blood-based monitoring with our ddPCR technology and proteomics platform may offer a feasible method to non-invasively evaluate therapeutic mechanism of action, disease progression, and the emergence of resistance mutations in patients. Our internal validation studies have shown the utility of the GeneStrat EGFR ddPCR test as an example in all three of these indications. The test can identify disease progression up to three months (median) in advance of standard imaging. Using ddPCR for longitudinal blood-based monitoring of EGFR cell-free DNA mutations is a cost-effective testing method while patients are being treated with targeted therapies. Additional utility for ddPCR and our proteomics approach exists for minimal residual disease (MRD) testing given the sensitivity and specificity of these technologies. In March 2024, we announced a Master Collaborative Research Agreement with Memorial Sloan Kettering Cancer Center, under which the teams are collaborating on a development plan for diagnostic tests aimed at improving the treatment of cancer, including MRD.

Clinical Trials

We are dedicated to continuously publishing and presenting new data on the clinical validation and utility of our diagnostic tests. The following are our ongoing clinical studies for our diagnostic testing solutions.

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

CLARIFY Clinical Utility Study (NCT06728319)

CLARIFY is a large, retrospective study assessing the performance of the Nodify CDT and Nodify XL2 tests in a real-world patient population. The study is titled “A Multicenter, Retrospective, Chart Review Study Evaluating The Impact and Utility of the Blood-Based Proteomic Integrated Classifier and Auto-Antibody Tests in the Real World.” The study's primary objective is to assess the performance of the Nodify CDT and Nodify XL2 tests both individually and serially. The study will evaluate up to 4,000 patients who have at least 1-2 years of follow-up from high-volume community and academic practices that have integrated the testing into their management of lung nodules. Further evaluation of the performance of the tests in a large, real-world population will provide deeper insights into day-to-day clinical practice and diverse and understudied patient sub-populations. It received central IRB approval in August 2024 and began enrollment in September 2024.

INSIGHT Observational Study (NCT03289780)

The INSIGHT observational study is designed to evaluate the real-world clinical utility and performance of VeriStrat, GeneStrat ddPCR, and GeneStrat NGS. The title is “Observational Study Assessing the Clinical Effectiveness of VeriStrat and Validating Immunotherapy Tests in Subjects with Non-Small Cell Lung Cancer (INSIGHT)”. On June 27, 2023, we completed enrollment of 5,000 patients with non-small cell lung cancer. Final analysis with 3-year follow-up is estimated to be completed by 2026.

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

The Centers for Medicare & Medicaid Services (CMS) has designated three of the Biodesix tests as Advanced Diagnostic Laboratory Tests (ADLT). The designation was effective for the Nodify CDT test as of June 30, 2023, for the Nodify XL2 test as of May 17, 2019, and for the VeriStrat test as of December 21, 2018. Obtaining ADLT status is a recognition that the tests meet the stringent criteria established under the Protecting Access to Medicare Act of 2014. ADLT status is reserved for innovative tests with Medicare coverage that are offered and furnished by a single laboratory and provide new clinical diagnostic information that cannot be obtained from any other test or combination of tests. We believe that our lung cancer tests can both improve patient outcomes and help guide cost-effective treatment choices for patients with and at-risk of lung cancer. Achieving broad coverage and adequate reimbursement for each of our tests is a key component of our financial success and will continue to be important over time.

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

Competition

We primarily face competition from diagnostic companies, all of whom provide cancer-focused diagnostic tests to hospitals, researchers, clinicians, and biopharmaceutical companies.

Diagnosis—Nodule Management

We are not aware of any other company that offers two commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. We are aware of efforts by Veracyte, Inc. to develop and validate a test that may be competitive to the Nodify XL2 and/or Nodify CDT tests in the future.

Treatment Guidance and Monitoring—Non-Small Cell Lung Cancer

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

Biodesix Development Services

We are aware of a number of companies who compete with our Development Services for biopharmaceutical, life science and research partners, including in diagnostic research, clinical trial testing, and the discovery, development, and commercialization of tests. From the perspective of tumor profiling, we believe Guardant Health, Foundation Medicine, Tempus AI, and NeoGenomics are our most significant competitors. Conversely, in the immune profiling market, we believe Adaptive Biotechnologies and Personalis are our most significant competitors.

Clinical Laboratory Operations

Throughout 2024, all aspects of the testing process, from receipt of the test requisition form through delivery of test results, were performed for the VeriStrat, GeneStrat ddPCR, and GeneStrat NGS tests in our Louisville, Colorado facility. The proprietary testing methods use semi-automated workflows that facilitate the successful delivery averaging 90% of our tests within three days, and we believe our existing workflows will continue to successfully deliver our tests within this timeframe. Our Louisville facility is a high-complexity CLIA certified clinical laboratory. The laboratory is College of American Pathology (CAP) accredited, New York State Department of Health (NYSDOH)—permitted holding necessary Laboratory Director certifications and test approvals, ISO 13485:2016 Quality Management Systems—Requirements for Regulatory Purposes for Medical Devices certified, along with all other states that require licensing: California, Maryland, Pennsylvania, and Rhode Island.

Receipt of requisitions and testing for the Nodify CDT and Nodify XL2 tests are performed in our De Soto, Kansas clinical laboratory. Delivery of the test results is centralized to our Louisville, Colorado corporate headquarters. The proprietary testing methods use semi-automated workflows that facilitate the successful delivery averaging 90% of our tests within five days, and we believe our existing workflows will continue to successfully deliver our tests within this timeframe. Our De Soto, Kansas facility is a high-complexity CLIA certified clinical laboratory. This clinical laboratory is also CAP-accredited, NYSDOH—permitted holding necessary Laboratory Director certifications and test approvals, ISO 13485:2016 Quality Management Systems—Requirements for Regulatory Purposes for Medical Devices certified and licensed by California, Maryland, Pennsylvania, and Rhode Island.

Personnel in both laboratory facilities are responsible for quality assurance oversight, licensing, and regulation compliance and maintenance to ensure data integrity and consistent, validated processes.

Supply Chain

We rely on third-party suppliers to provide certain components of our diagnostic tests, including a select few (located in the United States, Europe and China), as critical single source providers of components. Bio-Rad, as described below, is the sole source supplier for our GeneStrat test. Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") is also the sole source supplier for our Nodify CDT tests but there are known secondary suppliers for these materials.

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

We have invested heavily in the protection of our key assets, namely the VeriStrat and GeneStrat tests, and we acquired a patent portfolio relating to the Nodify XL2 and Nodify CDT tests in our acquisitions of Indi in June 2018, and of Oncimmune USA in October 2019 from Oncimmune Limited (Oncimmune). We own patents and patent applications as well as trade secrets relating to our products currently in development, a collection device for whole blood, our business strategy, client lists and business methods. Further, we have expanded our access to key intellectual property through license and co-development agreements, including our Non-Exclusive License Agreement with Bio-Rad (the Bio-Rad License), which allows us to use the Droplet Digital PCR technology developed by Bio-Rad and which we employ in our GeneStrat test.

Our patent strategy has focused on creating and acquiring protection for our VeriStrat and Nodify XL2 proteomic tests, while utilizing trade secret and some methods patent protection for our genomic test (the GeneStrat ddPCR and GeneStrat NGS tests) and ELISA test (the Nodify CDT test). We have entered into a non-exclusive license agreement with Bio-Rad, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of ddPCR in cancer detection testing for third parties in the United States. Bio-Rad owns patents relating to ddPCR and to which we have a non-exclusive license to utilize for the performance of ddPCR in cancer detection testing for third parties as set forth in the Bio-Rad License Agreement. We have patent protection in the United States and other countries around the world for the primary use of the VeriStrat test for profiling of patients with NSCLC, and various other uses of the VeriStrat test, such as breast cancer, prostate cancer, head and neck cancer have received patent protection. We have also received patent protection relating to our core classifier development program, our AI platform and our approaches to using MALDI-ToF technology (DeepMALDI® techniques). Additionally, our first device patent was issued in 2019 for our internally designed blood collection device.

As of December 31, 2024, our patent portfolio includes 59 issued United States patents, 79 issued foreign patents, and 22 pending applications (including 12 foreign patent applications). With regard to our product development efforts, new applications have been filed around developments relating to micro-organisms diagnostics, new analytic methodologies using Shapley values and semi-quantitative spectra analysis in MALDI, and national stage applications are now in active prosecution to protect our pipeline ROR and PIR tests.

The patent portfolio can be broken down into five major categories:

1)
Issued patents and patent applications relating to the VeriStrat and Nodify® tests and uses of these tests;
2)
Issued patents and patent applications relating to methods for developing classifiers, including using our AI platform and DeepMALDI technologies;
3)
Issued patents and patent applications relating to tests currently in development;
4)
Issued patents and patent applications relating to our novel blood collection device; and
5)
Issued patents and patent applications relating to tests developed for our third-party partners.

The patents relating to the VeriStrat test are scheduled to expire between 2026 and 2032 and are actively under review for additional protection. The patents relating to the Nodify XL2 test are scheduled to expire beginning in 2031 (excluding any patent term extension granted by the United States Patent and Trademark Office (USPTO)), and the patents relating to the Nodify CDT test are scheduled to expire in 2027. The patent related to the blood collection device is scheduled to expire in 2039. Should our current patent applications in prosecution in the United States issue, the resulting patents would be scheduled to have expiration dates between 2036 and 2040 (excluding any patent term extension(s) granted by the USPTO).

Patent Cooperation Treaty (PCT) applications are not eligible to become issued patents until, among other things, we file such PCT applications as national stage patent application(s) within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to any such PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Provisional patent applications are not eligible to become issued patents but can become the basis of PCT foreign stage and United States non-provisional patent applications, if such applications are filed within 12 months of filing the related provisional patent application. If we do not timely file any non-provisional patent applications, we will lose our priority date and any patent protection on the inventions disclosed in any such provisional patent application. As of December 31, 2024, we have no pending PCT applications.

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

Branding is a part of any intellectual property strategy as patent or trade secret protection and we have a number of registered and pending trademarks relating to our company and products. We have received or filed for trademark protection in the United States for our trade name (Biodesix), the Biodesix logo, the names of five of our commercial tests (namely the VeriStrat, GeneStrat ddPCR, GeneStrat NGS, Nodify XL2 and Nodify CDT tests), and a suite of research tests (ImmunoStrat® test), as well as having trademark protection for our core development and methodological platforms, such as our AI platform and DeepMALDI technologies. In all, as of December 31, 2024, we have 16 uniquely registered United States trademarks, 8 of which (including Biodesix, VeriStrat, and GeneStrat) have received foreign issuances as well, with four trademarks pending approval from the USPTO. We will continue to pursue protection in the United States and abroad for our branded assets and will continue to use branding to protect products currently in development, key Biodesix developments and non-trade secret methodologies.

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

Government Regulations

Clinical laboratory tests like our diagnostic tests are regulated under CLIA and state law. The FDA regulates medical devices pursuant to the FDCA, including many diagnostic test kits, such as in vitro diagnostic tests (IVDs). However, most Laboratory Developed Tests (LDTs) are not currently subject to enforcement under the FDA’s regulation (although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to such enforcement) because the FDA has historically exercised enforcement discretion over LDTs. LDTs are a subset of IVDs that are intended for clinical use and developed, validated, and offered within a single laboratory for use only in that laboratory.

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

FDA’s authority to regulate LDTs has been contested for many years, and there have been several legislative and administrative proposals regarding LDT regulation seeking to end or limit enforcement discretion and to bring LDTs under new or existing FDA regulatory frameworks. On September 29, 2023, FDA announced a proposed final rule (Final Rule on Laboratory Developed Tests). This rule clarifies that IVDs are devices under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and amends FDA regulations to explicitly regulate laboratory developed tests (LDTs) as in vitro diagnostic tests in accordance with the agency’s regulatory authority over medical devices. The FDA finalized its rule on May 6, 2024 and announced that the agency will phase-out its LDT enforcement discretion policy in gradual stages over a total period of four years. LDTs that fall within targeted enforcement discretion policies may be exempt from some of these requirements.

Under the final rule, our tests that are currently offered as LDTs could become subject to certain statutory and regulatory provisions that are applicable to medical devices, including but not limited to, medical device reporting and correction and removal reporting requirements, quality systems regulations, registration and listing requirements, and premarket review requirements. Laboratories offering “high-risk” tests that will be subject to premarket authorization application requirements or licensure under Section 351 of the Public Health Service Act, will need to ensure that the appropriate submission is received by the FDA before November 6, 2027. Laboratories offering “moderate-risk” or “low-risk” tests that will be subject to De Novo authorization or premarket notification submissions will need to ensure that the appropriate submission is received by the FDA before May 6, 2028. Other regulatory requirements will be gradually phased in beginning on May 6, 2025.

Failure to comply with applicable requirements under the relevant timeframes could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial enforcement actions. Legal challenges have been filed in federal district court over the agency’s authority to regulate LDTs as medical devices, and the outcome of such litigation and its impact on FDA’s plan to implement the requirements are uncertain. Congress has also considered legislation to establish a new comprehensive regulatory framework that would provide oversight over LDTs. The incoming Trump Administration may also reverse the final rule.

Federal and State Laboratory Licensing Requirements

The Biodesix Louisville, Colorado clinical laboratory was a CAP-accredited clinical laboratory regulated by CMS pursuant to CLIA. CMS has granted CAP deeming authority under CLIA, which allows CAP to inspect laboratories in lieu of CMS. In addition to holding a CLIA Certificate and CAP laboratory accreditation, Biodesix’s Quality Management System (QMS) holds an ISO 13485:2016 certificate. The Biodesix Louisville, Colorado clinical laboratory received approval from the NYSDOH, NYS CLEP in Soluble Tumor Markers, and Molecular and Cellular Tumor Markers and Virology as well as held state permits and licenses in California, Maryland, New York, Pennsylvania, and Rhode Island.

CLIA regulations establish standards for proficiency testing; facility administration; general laboratory systems; pre-analytic, analytic systems, post- analytic systems; personnel qualifications and responsibilities; quality control, quality assessment; and specific provisions for laboratories performing moderate to high complexity tests. Our Louisville, Colorado clinical laboratory is inspected biennially as part of its ongoing certification under CLIA certificate of accreditation by CAP.

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

The Biodesix De Soto, Kansas clinical laboratory is a CAP-accredited clinical laboratory regulated by CMS pursuant to CLIA. CMS has granted CAP deeming authority under CLIA, which allows CAP to inspect laboratories in lieu of CMS. The De Soto, Kansas clinical laboratory has received approval from the NYSDOH, NYS CLEP in Soluble Tumor Markers and Diagnostic Immunology as well as holding state permits and licenses in California, Maryland, Pennsylvania, and Rhode Island.

The International Organization for Standardization (ISO) is an independent, non-governmental international organization that defines world-class specifications for products, services and systems, to ensure quality, safety and efficiency. ISO 13485:2016 is a harmonized, international regulatory benchmark for quality management systems that addresses most or all of the QMS requirements in markets including the United States, European Union, Australia, Japan and Canada. The ISO 13485:2016 certificate confirms that an organization operates a QMS that conforms to the standards established by ISO. On January 31, 2024, the FDA issued a final rule to harmonize and modernize its Quality System Regulation (QSR), which would supplant the existing requirements with ISO 13485:2016. The rule amends the current good manufacturing practice requirements of the QSR in 21 CFR 820. The QMSR rule emphasizes risk management activities and risk-based decision making and aims to reduce regulatory burdens on device manufacturers and importers by harmonizing domestic and international requirements. Device manufacturers and importers have one year to modify their quality systems to meet the requirements of the QMSR rule by February 2, 2026.

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

Regulatory Framework for Medical Devices in the United States and Internationally

Pursuant to its authority under the FDCA, the FDA has jurisdiction over medical devices, which are defined to include, among other things, IVDs. The FDA regulates the research, design, development, pre-clinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, promotion, sales, distribution and import and export of medical devices. It is possible that one or more of our current, or future, tests will be subject to FDA authority and oversight as either an IVD or a CDx pursuant to the FDA’s authority to regulate medical devices under the FDCA.

Medical devices are subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. Government regulations specific to medical devices are wide ranging and govern, among other things:

•
product design, development, manufacturing assembly and release;
•
laboratory and clinical testing, labeling, packaging, storage and distribution;
•
product safety and efficacy;
•
premarketing clearance or approval;
•
service operations, including assay development and validation, clinical sample testing, clinical trial solutions, and quality and regulatory solutions;
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

Companion Diagnostics and the Premarket Process

We believe that several of our future product candidates may include a companion diagnostic (CDx). CDx’s can identify patients who are most likely to benefit from a particular therapeutic product, identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product, or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. The use of the CDx will be stipulated in the labeling of both the CDx and the therapeutic product. The FDA may require an application for the CDx to be separate from the drug approval process, and this could potentially delay the approval of any new drug application or the CDx, or complicate the review process. CDx’s are generally regulated as Class III medical devices by the FDA and are therefore most often subject to the PMA approval process.

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

The FCA (31 USC § 3729) imposes penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment to the government that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to such a false or fraudulent claim, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. This statute also permits a private individual acting as a “qui tam” whistleblower to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties per false claim or statement for penalties assessed.

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

Privacy and Data Protection Laws

Numerous federal and state laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act, govern the collection, dissemination, security, use and confidentiality of protected health information (PHI) and personal information. In the course of performing our business we obtain personal information, including PHI. Laws and regulations relating to privacy, data protection, and consumer protection are evolving and, in some cases, particularly with regard to newer laws, may be subject to potentially differing interpretations. Under HIPAA and HITECH, the Department of HHS issues regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of PHI, used or disclosed by CEs and their authorized business associates (BAs). Because we are a health care provider that electronically transmits health care information, and we also provide certain services to CEs and receive PHI from them, we are at times either a CE or a BA, as defined by HIPAA. Our subcontractors that create, receive, maintain, transmit or otherwise process PHI on our behalf are HIPAA BAs and must also comply with HIPAA, as applicable.

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

The American Taxpayer Relief Act of 2012 made other changes, including reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve R&D, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop. The Biden administration shifted direction from Trump administration policies by issuing orders and other documents rolling back regulations and Executive Orders from the Trump administration, and as noted, indicating that it will pursue policies strengthening the ACA.

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

Corporate Information

We were incorporated in Delaware in 2005 as Elston Technologies, Inc. Our principal executive offices are located at 919 West Dillon Rd, Louisville, CO 80027, and our telephone number is (303) 417-0500. On June 20, 2006, we changed our name to Biodesix, Inc.

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

As of December 31, 2024, we had approximately 273 full-time and part-time employees, all of whom are located in the United States. The majority of our team member base is located in proximity to our corporate office and testing facilities located in Louisville, Colorado and our laboratory in De Soto, Kansas.

Diversity, Equity and Inclusion

We believe that a diverse employee population, including cultural background, gender, ethnicity, sexual orientation and lived experiences, is critical to our success since we need to represent our patients, providers, and partners. Our employees are encouraged to leverage their personal strengths and experiences to continually innovate and contribute to the development of new ideas and process improvements that drive better experiences for our partners.

Employee Engagement

Our company culture emphasizes the satisfaction and well-being of our team members and a diverse, engaged workforce. We solicit the opinion and views of our team members through surveys and peer focus groups. We have an established and valued peer recognition culture. Teammates recognize other teammates publicly for their support and contributions fostering collaboration, engagement and retention. We regularly review feedback we receive on our operating principles to determine if any modifications are needed. During 2021, we updated our cultural beliefs to align with our core values that reflect our current focus on Teamwork, Innovation, Making an Impact and Excel. In 2025, we transitioned our cultural beliefs into Operating Principles to reflect a renewed focus and commitment on Team, Impact, and Excellence. Additionally, the Company annually celebrates our top sales performers through our President’s Club and other top company performers as nominated by fellow team members through our four (4) Performance Excellence Awards that recognize creativity and innovation, an entrepreneurial spirit, a strategic impact on the success of the Company and lastly, embodying the Biodesix cultural beliefs and goes “above and beyond” daily.

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

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. We reported net losses of $42.9 million and $52.1 million for the years ended December 31, 2024 and 2023, respectively. As a result of these losses, as of December 31, 2024, we had an accumulated deficit of approximately $462.5 million.

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

As of December 31, 2024, we had approximately 273 full and part-time employees. Over the next several years, we expect to continue to significantly increase the number of our employees and the scope of our operations, particularly in the areas of sales, marketing and reimbursement, product development, regulatory affairs and other functional areas, including finance, accounting, quality and legal. Additionally, we expect to expand our testing capacity as we commercialize additional diagnostic tests. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational quality and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to manage the expansion of our operations or recruit and train additional qualified personnel in an effective manner. Any inability to manage growth could delay the execution of our business plans or disrupt our operations and have a material and adverse effect on our business, financial condition, and results of operations.

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

We need to maintain and continuously improve the performance and reliability of our diagnostic tests to achieve our profitability objectives. Poor product performance and reliability could lead to customer dissatisfaction, adversely affect our reputation and revenues, and increase our service and distribution costs and working capital requirements. Our diagnostic tests may contain errors or defects, and while we have made efforts to test them extensively, we cannot assure that our current diagnostic tests, or those developed in the future, will not have performance problems. Performance issues with our diagnostic tests will increase our costs in the near-term and accordingly adversely affect our business, financial condition and results of operations.

We depend upon third-party suppliers, including single source suppliers, making us vulnerable to supply problems and price fluctuations.

We rely on third-party suppliers to provide certain components of our diagnostic tests, including a select few (located in the United States, Europe and China), as critical single source providers of components. Bio-Rad, as described below, is the sole source supplier for our GeneStrat test. Freenome is also the sole source supplier for our Nodify CDT tests but there are known secondary suppliers for these materials. While we have initiated the second source qualification process for the majority of these critical components, we may not be successful in securing second sourcing for all of them at all or on a timely basis.

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

We entered into a nonexclusive license and supply agreement with Bio-Rad in August 2019. We rely on Bio-Rad to supply equipment and reagents used to perform ddPCR testing, a service offered by us under a variety of fee for service agreements and the core technology powering the GeneStrat test. Under the terms of this arrangement, we were granted non-exclusive rights to utilize the intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of ddPCR in cancer detection testing for third parties in the United States. We agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad. For more information regarding this license and supply agreement and the permission granted to us by Bio-Rad with respect to such tests, please see “Business—Material Agreements—Agreements with Bio-Rad” filed with our Form S-1 on October 23, 2020 and “First Amendment to the Non-Exclusive License Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc., dated May 24, 2021” filed with our Form 10-Q on August 10, 2021.

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

A significant portion of our employee base, operating facilities and infrastructure are centralized in Louisville, Colorado and we operate a laboratory facility in De Soto, Kansas. Any of our facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, wildfires, floods, nuclear disasters, riots, acts of terrorism, government shutdowns or other criminal activities, infectious disease outbreaks or pandemic events power outages and other infrastructure failures, which may render it difficult or impossible for us to operate our business for some period of time. Our facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our operations could adversely affect our business, financial condition and results of operations and harm our reputation. Moreover, although we have disaster recovery plans, they may prove inadequate. We may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations. In addition, the facilities of our suppliers and manufacturers may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or otherwise materially and adversely affect our business.

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

For the years ended December 31, 2024 and 2023, Medicare reimbursed 39% and 43%, respectively, of our total revenue to us. For the years ended December 31, 2024 and 2023, one customer accounted for 7% and 10%, respectively, of our total revenue. There are risks whenever a large percentage of total revenues are concentrated with a limited number of payers and customers. It is not possible for us to predict the level of demand for our diagnostic tests and services that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs, the timing of which may be affected by market conditions or other factors outside of our control. These payers and customers could also potentially pressure us to reduce the prices we charge for our diagnostic tests and services, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our largest payers terminates its relationship with us or our tests are no longer reimbursable by such payer, such termination could negatively affect our revenues and results of operations.

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

Expedited, reliable shipping and delivery services and secure warehousing are essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our diagnostic tests to our customers and for tracking of these shipments, and from time to time require warehousing for our diagnostic tests, sample collection kits and supplies. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our diagnostic tests and increased cost and expense to our business. In addition, any significant increase in shipping or warehousing rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters, government shutdowns, civil unrest and disturbances or other service interruptions affecting delivery or warehousing services we use would adversely affect our ability to process orders for our diagnostic tests on a timely basis.

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

Global macroeconomic conditions, including political, military and security conflicts, may also impact the global economy and capital markets. If, due to these events, our customers and distributors are not successful in generating sufficient revenue or are precluded from securing financing, their businesses will suffer, which may materially and adversely affect our business, financial condition and results of operations.

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

In October of 2016, the Collaboration Agreement was amended to eliminate the requirement that we cover all of the initial costs. Under the amended terms, we agreed to allow AVEO to recapture its cost that it otherwise would not have been responsible for said recapture to occur out of any royalties or revenues eventually derived from the Collaboration Agreement. As part of the Collaboration Agreement, unless we or AVEO exercised our right to opt-out of co-development, we would equally share in any income received from licensing rights to ficlatuzumab to any third parties. In September 2020, we exercised our opt-out right for the payment of half of the development and regulatory costs for ficlatuzumab which became effective as of December 2, 2020. Following the effective date, we are entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab. Ficlatuzumab is currently being evaluated in squamous cell carcinoma of the head and neck (SCCHN), metastatic pancreatic ductal cancer (PDAC), and acute myeloid leukemia (AML).

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

We are exposed to significant future payments and other obligations associated with our acquisition of Oncimmune, U.S.A., and may not realize the advantages we expect from this acquisition.

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

Our acquisition may require us to incur non-recurring and other charges, increase our near and long-term expenditures, or disrupt our management and business. We cannot be certain that, following the realization of this acquisition, we will achieve the revenue or specific net income that justifies our entry into it. This could delay our sales and marketing efforts, which would harm our business prospects, financial condition and results of operations.

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

Future acquisitions may reduce our cash available for operations and other uses and could result in amortization expense related to identifiable assets acquired. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale or issuance of equity to finance any such acquisitions would result in dilution to our stockholders. The incurrence of indebtedness to finance any such acquisition would result in fixed obligations and could also include covenants or other restrictions that could impede our ability to manage our operations. In addition, our future results of operations may be adversely affected by the dilutive effect of an acquisition, performance earn-outs or contingent bonuses associated with an acquisition. Furthermore, acquisitions may require large, one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expenses and the recording and subsequent amortization of amounts related to certain purchased intangible assets, any of which items could negatively affect our future results of operations. We may also incur goodwill impairment charges in the future if we do not realize the expected value of any such acquisitions.

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

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide and its variants could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. Disruptions due to prior pandemics or potential disruptions due to the government imposed restrictions have included, and in the future may continue to include: the inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to assemble diagnostic tests; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business; delays in growing or reductions in our sales organization, including through delays in hiring, lay-offs, furloughs or other losses of sales representatives; business adjustments or disruptions of certain third parties, including suppliers, medical institutions and clinical investigators with whom we conduct business; and additional government requirements or other incremental mitigation efforts that may further impact our or our suppliers’ capacity to manufacture our diagnostic tests.

The extent to which a future pandemic or epidemic impacts our business will depend on future facts and circumstances, which are highly uncertain and cannot be predicted. While the potential economic impact brought by, and the duration of, any pandemic, epidemic or outbreak of an infectious disease may be difficult to assess or predict, it may result in, significant disruption of global financial markets and a reduction in our ability to access capital, which could adversely affect our liquidity. In addition, a recession or market correction resulting from the spread of an infectious disease, could materially affect our business. Such economic recession could have a material adverse effect on our long-term business. To the extent a pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Biodesix is dependent on reimbursement by government and commercial insurance payers when we bill directly for our lung cancer diagnostic solutions services. When we sell our lung cancer diagnostic solutions services to customers, the majority of our customers are healthcare providers who depend upon reimbursement by government and commercial insurance payers for lung cancer diagnostic solutions services. With a majority of United States patients with lung cancer covered by Medicare, the Medicare reimbursement rate is an important factor both in our revenues from direct claims submission and in a customer’s decision to use our diagnostic tests, limiting the prices we may charge for them. Commercial insurance payers may also exert downward pressure on payment rates for lung cancer treatment services. A reduction in reimbursement rates for lung cancer treatments may adversely affect our customers’ businesses and cause them to enact cost reduction measures that may include reducing the scope of their programs, thereby potentially reducing demand for our diagnostic tests.

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

The Biden administration took steps to strengthen the ACA and focus on reducing the cost of healthcare. We face uncertainties that might result from modifications or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the medical device industry as a whole is currently unknown. Any changes to the ACA are likely to have an impact on our results of operations, and may negatively affect our business, financial condition and results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States on our business, financial condition and results of operations.

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

Manufacturers or laboratories that sell testing services to customers can also be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, by providing improper financial inducements, or through certain other activities. We attempt to ensure that any billing and coding information we provide for our diagnostic tests emphasizes the need for physicians and other providers to make independent judgments, use accurate and appropriate billing and coding that complies with all applicable payer policies, and document the medical need for their patients as appropriate. Nevertheless, the government may not regard any billing errors that may be made by our customers as inadvertent and may examine our role in providing information to our customers, physicians and patients concerning the benefits and potential coverage of more frequent therapy.

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

If the FDA’s May 6, 2024 Final Rule to end enforcement discretion is implemented or the FDA otherwise issues new rules, policies, or guidance, due to new legislation or on its own accord, or otherwise determines that our tests are not subject to enforcement discretion, our tests may become subject to FDA requirements, including pre-market review. If this were to happen, it may impact our marketing practices relating to the relevant tests, which in turn may have an adverse impact on our business, financial condition and results of operations.

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

Our Louisville, Colorado and De Soto, Kansas laboratories are both CAP-accredited clinical laboratories regulated by CMS pursuant to CLIA. We also have a current CLIA certificate for each facility. To maintain these certificates, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our laboratory from time to time. Furthermore, our diagnostic tests are categorized as LDTs and are not currently subject to FDA enforcement, although certain components provided by third parties and used to create and/or administer the test may be. LDTs are a subset of IVDs that are intended for clinical use and developed, validated, and offered within a single laboratory for use only in that laboratory. Failure to adhere to any new FDA regulation would result in fines, product suspensions, warning letters, recalls, injunctions and other civil and criminal penalties.

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

Even if the obligations that could be imposed by the final rule do not become applicable to our tests, Congress could take action to amend the law to change the current regulatory framework for in vitro diagnostics and LDTs to require premarket review of LDTs and other regulatory requirements. New requirements, whether imposed through legislation or administratively, could result in delay or additional expense in offering our tests and tests that we may develop in the future. Moreover, failure to comply with applicable requirements under the relevant timeframes could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial enforcement actions, which in turn may have an adverse impact on our business, financial condition, and results of operations.

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
•
criminal prosecution.

As discussed above, we believe that our current line of diagnostic tests and their components are LDTs, which are subject to state licensing requirements and federal regulation by CMS under CLIA, which may cause us to be subject to additional FDA regulations discussed above.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. For example, the Verifying Accurate, Leading-edge IVCT Development (VALID) Act introduced in Congress would codify into law the term “in vitro clinical test” in order to create a new medical product category separate from medical devices that would include products currently regulated as in vitro diagnostics as well as LDTs.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our diagnostic tests. For example, On September 29, 2023, FDA announced a proposed rule to amend its regulations to explicitly regulate laboratory developed tests (LDTs) as in vitro diagnostic tests in accordance with the agency’s regulatory authority over medical devices. The FDA finalized its rule on May 6, 2024 and announced that the agency will phase-out its LDT enforcement discretion policy in gradual stages over a total period of four years. LDTs that fall within targeted enforcement discretion policies may be exempt from some of these requirements.

Under the final rule, our tests that are currently offered as LDTs could become subject to certain statutory and regulatory provisions that are applicable to medical devices, including but not limited to, medical device reporting and correction and removal reporting requirements, quality systems regulations, registration and listing requirements, and premarket review requirements. Laboratories offering "high-risk" tests that will be subject to premarket authorization application requirements or licensure under Section 351 of the Public Health Service Act, will need to ensure that the appropriate submission is received by the FDA before November 6, 2027. Laboratories offering “moderate-risk” or “low-risk” tests that will be subject to De Novo authorization or premarket notification submissions will need to ensure that the appropriate submission is received by the FDA before May 6, 2028. Other regulatory requirements will be gradually phased in beginning on May 6, 2025.

Failure to comply with applicable requirements under the relevant timeframes could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial enforcement actions, which in turn may have an adverse impact on our business, financial condition, and results of operations.

Legal challenges have been filed in federal district court over the agency’s authority to regulate LDTs as medical devices, and the outcome of such litigation and its impact on FDA’s plan to implement the requirements are uncertain. Congress has also considered legislation to establish a new comprehensive regulatory framework that would provide oversight over LDTs. The incoming Trump Administration may also reverse the final rule.

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

In the instance where a code used does not describe a specific test, the insurance claim must be examined to determine what test was provided. Additionally, in some cases the third party payer determines that the insurance claim must be examined to determine whether the test was appropriate and medically necessary, and whether payment should be rendered, which may require a letter of medical necessity from the ordering physician. This process can result in a delay in processing the claim, a lower reimbursement amount or denial of the claim. As a result, obtaining approvals from third-party payers to cover our tests and establishing adequate reimbursement levels is an unpredictable, challenging, time-consuming and costly process and we may never be successful.

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

Our commercial success will depend in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our diagnostic tests, products and services and technology. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, to protect our proprietary technology and prevent others from duplicating our suite of diagnostic tests and products. However, these means may afford only limited protection and may not:

•
prevent our competitors from duplicating our diagnostic tests and products, including our Nodify XL2, Nodify CDT, GeneStrat, GeneStrat NGS and VeriStrat tests;
•
prevent our competitors from gaining access to our proprietary information and technology, including our AI platform, tech platforms such as the DeepMALDI analysis and intellectual property covering technologies that allow us to develop “test algorithms”; or
•
allow us to gain or maintain a competitive advantage.

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

An inability to incorporate technologies or features that are important or essential to our diagnostic tests or products could have a material adverse effect on our business, financial condition and results of operations, and may prevent us from selling our rights to either of the Nodify XL2 and Nodify CDT tests, or the VeriStrat, GeneStrat, and GeneStrat NGS tests.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make diagnostic tests or products that are similar to our Nodify XL2, Nodify CDT, GeneStrat, GeneStrat NGS or VeriStrat tests or utilize similar technology that is not covered by the claims of our patents or that incorporates certain technology in our Nodify XL2, Nodify CDT, GeneStrat, GeneStrat NGS or VeriStrat tests;

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

We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult. Additionally, because we have taken advantage of certain reduced reporting requirements, the information contained herein may be different from the information you receive from other public companies in which you hold stock. When we are no longer eligible to take advantage of the corresponding exemptions, we expect our management and other personnel to devote more time and the Company to incur additional costs to comply with the more stringent reporting requirements applicable to companies that are not emerging growth companies.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 44.0% of our outstanding common stock as of December 31, 2024. As a result, these stockholders, if they act together, could control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

We have never paid dividends on our capital stock, and we do not anticipate paying dividends in the foreseeable future.

We have never paid dividends on any of our capital stock and currently intend to retain any future earnings to fund the growth of our business. We may enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, results of operations and other factors that our board of directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

1B. Unresolved Staff Comments.

None.

1C. Cybersecurity.

Risk Management and Strategy

Our business depends on the secure and continuous processing of information, supported by a resilient IT infrastructure and trusted critical vendors. Cybersecurity is a fundamental pillar of our risk management framework, seamlessly integrated into our decision-making at every level. Our IT department proactively identifies, evaluates, and mitigates cybersecurity risks to ensure alignment with our business objectives and operational needs. We maintain robust security policies and procedures, including comprehensive security and data privacy training for staff, stringent physical security measures, and advanced electronic data protection. Our cybersecurity program strictly adheres to HIPAA, GDPR, and SEC guidelines, incorporating strong data access controls, privacy safeguards, password protocols, encryption, and a structured incident response process with a thorough materiality assessment.

Beyond policies, our network is fortified with a multi-layered defense strategy, including firewalls and advanced cyber-threat monitoring. We employ 24/7 vulnerability scanning and extended detection and response (XDR) to continuously detect, analyze, and neutralize potential threats in real time. We recognize the importance of securing our extended digital ecosystem, including third-party service providers. To mitigate associated risks, we conduct rigorous security assessments before onboarding any third-party vendors and enforce ongoing monitoring to ensure continuous compliance with our cybersecurity standards.

To further strengthen our security posture, we collaborate with top-tier external experts who conduct rigorous evaluations and stress tests of our cybersecurity infrastructure. Through audits, threat assessments, and strategic consultations, we ensure that our security measures remain at the forefront of industry best practices. Our unwavering commitment to cybersecurity safeguards the integrity, confidentiality, and availability of our critical information assets, ensuring operational resilience and trust in our business.

Current Cybersecurity Risks

As of the date of this Annual Report on Form 10-K, the Company has not experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company. In the event of a cybersecurity incident, the Company is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents. See "Risk Factors— We may face additional costs, loss of revenue, significant liabilities, harm to our brand, decreased use of our products or services and business disruption if there are any security or data privacy breaches or other unauthorized or improper access."

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Global Market under the symbol “BDSX”. The high and low closing prices for our common stock on The NASDAQ Global Market from January 1, 2023 to December 31, 2024 were $2.12 and $1.19, respectively.

Holders of our Common Stock

As of February 24, 2025, there were approximately 222 holders of our common stock.

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

The Company used the proceeds from the Concurrent Private Placement for commercial expansion of sales, supporting its product pipeline, research and development and for general corporate purposes (see – Item 8. "Financial Statements and Supplementary Data").

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Annual Report on Form 10-K for the period ended December 31, 2024 (Form 10-K) as “we”, “us”, “our” or the “Company.”

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), is provided to supplement the audited financial statements and the related notes in Part II - Item 8 of this Annual Report on Form 10-K. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year and the primary factors that accounted for those changes. Data for the years ended December 31, 2024 and 2023 has been derived from our audited financial statements included in this Annual Report on Form 10-K.

Overview

We are a leading diagnostic solutions company and our mission is to transform patient care and improve outcomes through personalized diagnostics that are timely, accessible, and address immediate clinical needs. We envision a world where patient disease is conquered through the guidance of personalized diagnostics.

At Biodesix, we have built a team with deep experience in diagnostics including commercialization, reimbursement, regulatory, medical affairs, research and development, technology, and operations to provide needed products and services to address critical clinical questions and help improve patient care. We believe that establishing a new standard of care utilizing personalized diagnostics requires a deep understanding of clinical needs, scientific expertise to develop tests using the optimal technology for each clinical question, development of clinical evidence to demonstrate benefits of the testing, a scalable operational infrastructure, and an established commercial channel to drive market adoption and payer coverage.

We employ multiple technologies, including genomics, proteomics, and radiomics, combined with artificial intelligence (AI), to discover, develop, and commercialize innovative diagnostic tests for physicians, biopharmaceutical, life science, and diagnostics companies to help improve patient care.

Our Biodesix Lung Diagnostic Tests support clinical decisions to expedite personalized care and improve outcomes for patients with lung disease. We believe our diagnostic tests help healthcare providers meaningfully improve lung disease diagnosis, treatment, and monitoring as well as lower the overall healthcare cost by reducing the use of ineffective and unnecessary treatments and procedures. We currently offer two tests that assess the risk of cancer in lung nodules and three tests that provide treatment guidance after a lung cancer diagnosis.

Diagnosis - Nodule Management

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

Lung Cancer Treatment & Monitoring

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

In addition, our Biodesix Development Services enable the world’s leading biopharmaceutical, life sciences, and research institutions with scientific, technological, and operational capabilities that fuel the development of diagnostic tests, tools, and therapeutics. We provide development services to enable therapeutic clinical trials, the validation of life sciences tools and diagnostics, and the discovery, development, and commercialization of diagnostics. Biodesix Diagnostic Services has been utilized by over 65 industry clients and academic partners.

We continuously revisit our technology strategy and roadmap to integrate new technologies into our evolving offering, which ultimately support the addition of new service and product revenue offerings. We believe that no single technology can interrogate the complexity of the human disease state to help solve all clinical questions. For that reason, we employ a multi-omic approach to solving diagnostic challenges.

We offer end-to-end diagnostic solutions, including translational research, initial biomarker discovery, assay design, development, and validation, testing of clinical trial samples, regulatory, reimbursement, commercialization, and logistical support services. We offer our existing on-market tests, a suite of other research tests and the capability to custom design novel tests for use by our customers.

While our biopharmaceutical discovery, diagnostic development and testing revenue continues to grow, it is important to note that we benefit greatly from these partnerships in many ways that expand beyond revenue. We are continuously expanding our knowledge and biological understanding of multiple diseases and the rapidly evolving treatment landscape.

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

•
Investment in clinical studies and product innovation to support growth. A significant aspect of our business is our investment in research and development, including the development of new products and our investments in clinical studies for our on-market and pipeline products. Our studies focus on generating evidence to support expanded payer coverage, commercial adoption, and regulatory approvals. Current efforts are focused primarily on clinical utility as well as understanding the economic impact of our tests in assisting with decisions related to patient management and the potential impact of our tests in reducing overall healthcare costs.

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

Fourth Quarter and Full Year 2024 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the year ended December 31, 2024 as compared to the same period in 2023 unless otherwise noted:

•
Total revenue of $20.4 million and $71.3 million for the fourth quarter and fiscal 2024, respectively, an increase of 39% and 45% over the respective prior year comparable periods;
o
Lung Diagnostic Testing revenue of $17.2 million and $64.7 million for the fourth quarter and fiscal 2024, respectively, an increase of 34% and 43% over the respective prior year comparable periods; primarily driven by an increase in total tests delivered;
o
Development Services revenue of $3.2 million and $6.6 million for the fourth quarter and fiscal 2024, respectively, an increase of 72% and 70% over the respective prior year comparable periods;
•
Gross margin was $16.1 million, or 79%, and $55.8 million, or 78%, for the fourth quarter and fiscal 2024, respectively, as a percentage of revenue compared to 77% and 73% in the prior year comparable periods, primarily driven by growth in Lung Diagnostic testing and optimization of testing workflows that resulted in improvements in costs per test and the ongoing expansion of our Diagnostic Services business;
•
Operating expenses (excluding direct costs and expenses) of $22.7 million and $90.2 million for the fourth quarter and fiscal 2024, an increase of 25% and 17% over the respective prior year comparable periods;
o
Increase in operating expenses is primarily attributed to an increase in sales and marketing costs to support Lung Diagnostic sales growth, as well as to enhance Biodesix awareness and drive product adoption;
o
Includes non-cash stock compensation expense of $1.3 million and $6.6 million during fourth quarter and fiscal 2024, respectively, an increase of 17% and 24% over the respective prior year comparable periods;
•
Net loss of $8.3 million and $42.9 million for the fourth quarter and fiscal 2024, respectively, an improvement of 10% and 18% over the respective prior year comparable periods;
•
Cash and cash equivalents of $26.2 million as of December 31, 2024. Subsequent to quarter end, we amended our term loan facility with Perceptive Advisors to extend the availability of the $10 million Tranche C loan.

Components of Operating Results

Revenues

We derive our revenue from two sources: (i) Biodesix Lung Diagnostic Testing (Lung Diagnostic Testing), providing lung diagnostic testing services for healthcare providers associated with our five blood-based tests and (ii) Biodesix Development Services (Development Services) providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

Lung Diagnostic Testing

Lung Diagnostic test revenue is generated from delivery of results from our diagnostic tests. In the United States, we performed tests as both an in-network and out-of-network service provider depending on the test performed and the contracted status of the insurer. We consider diagnostic testing to be completed upon the delivery of test results to our customer, either the prescribing physician or third-party to which we contracted for services to be performed, which is considered the performance obligation. The fees for such services are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. We determine the transaction price related to our contracts by considering the nature of the payer, test type, the historical amount of time until payment by a payer and historical price concessions granted to groups of customers.

Development Services

Development Services revenue is generated from the delivery of our on-market tests, pipeline tests, custom diagnostic testing, and other scientific services for a purpose as defined by any individual customer. At times we collaborate with large biopharmaceutical companies in an attempt to discover biomarkers that would be helpful in their drug development or marketing. The performance obligations and related revenue for these sales is defined by a written agreement between us and our customer. These services are generally completed upon the delivery of testing results, or other contractually defined milestone(s), to the customer, which is considered the performance obligation. Customers for these services are typically large pharmaceutical companies where collectability is reasonably assured and therefore revenue is accrued upon completion of the performance obligations. Revenue derived from services is often unpredictable and can cause significant swings in our overall net revenue line from quarter to quarter.

In addition, Development Services also include amounts derived from licensing our digital sequencing technologies to our international laboratory partners. We are compensated through royalty-based payments for the licensed technology, and depending on the nature of the technology licensing arrangements, and considering factors including, but not limited to: enforceable right to payment and payment terms, and if an asset with alternative use is created, these revenues are recognized in the period when royalty-bearing sales occur.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the years ended December 31, 2024 and December 31, 2023, interest expense consists of cash and non-cash interest from the Perceptive Term Loan Facility, contingent consideration, and changes in the fair value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. Interest income, which is included in ‘Other income, net’ in the statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Year Ended December 31,		Change
	2024	2023	$	%
Revenues	$71,323	$49,087	$22,236	45%
Operating expenses
Direct costs and expenses	15,573	13,010	2,563	20%
Research and development	9,559	9,988	(429)	(4)%
Sales, marketing, general and administrative	80,451	67,387	13,064	19%
Impairment loss on intangible assets	238	44	194	441%
Total operating expenses	105,821	90,429	15,392	17%
Loss from operations	(34,498)	(41,342)	6,844	17%
Other (expense) income
Interest expense	(8,258)	(9,536)	1,278	13%
Loss on extinguishment of liabilities	(248)	—	(248)	(100)%
Change in fair value of warrant liability, net	—	(1,274)	1,274	100%
Other income, net	73	6	67	1,117%
Total other expense	(8,433)	(10,804)	2,371	22%
Net loss	$(42,931)	$(52,146)	$9,215	18%

Share-based compensation (1)	$6,638	$5,373	$1,265	24%

(1) Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Year Ended December 31,		Change
	2024	2023	$	%
Revenues
Lung Diagnostic Testing	64,708	45,192	19,516	43%
Development Services	6,615	3,895	2,720	70%
Total revenues	$71,323	$49,087	$22,236	45%

Total revenue increased $22.2 million or 45% for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Lung Diagnostic Testing revenue increased $19.5 million or 43% for the year ended December 31, 2024 compared to the same period in 2023. The increase for the year ended December 31, 2024 compared to the same period in 2023 is due to an increase of $20.7 million in the Nodify Lung Nodule Risk Assessment testing strategy driven by an increase in tests delivered, partially offset by a $1.1 million decrease in the IQLung testing strategy as a result of a decrease in tests delivered as our sales efforts continue to focus on Nodify CDT and XL2 tests. The Company’s Lung Diagnostic Testing sales efforts continued to gain momentum during the year ended December 31, 2024 as the number of tests delivered reached the highest in Company history for eight consecutive quarters.

Development Services revenue increased $2.7 million or 70% for the year ended December 31, 2024 compared to the same period in 2023. The increase in revenue for the year ended December 31, 2024 was primarily a result of delivering against our expanding book of business and securing new agreements.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased $2.6 million or 20% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in costs for the year ended December 31, 2024 was primarily driven by the increase in testing volume compared to the same period in 2023, partially offset by the optimization of testing workflows that resulted in improvements in costs per test.

Research and development

Research and development expenses decreased $0.4 million or 4% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in cost was primarily a result of a decrease in external costs associated with clinical trials and data acquisition costs.

The following table summarizes our external and internal costs for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Year Ended December 31,		Change
	2024	2023	$	%
External expenses:
Clinical trials and associated costs	$1,180	$1,663	$(483)	(29)%
Other external costs	2,778	2,822	(44)	(2)%
Total external costs	3,958	4,485	(527)	(12)%
Internal expenses	5,601	5,503	98	2%
Total research and development expenses	$9,559	$9,988	$(429)	(4)%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $13.1 million or 19% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was driven primarily by increases in employee compensation and benefits associated with an increase in headcount and variable compensation as well as increases in non-employee costs associated with increased spending on various sales meetings and sales fulfillment during 2024 as compared to 2023. Of the $13.1 million increase, $2.6 million is associated with the increase in depreciation and amortization expense primarily related to the leasehold improvements in our new Louisville headquarters and laboratory.

Non-Operating Expenses

Interest expense

Interest expense decreased $1.3 million or 13% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The interest expense for the year ended December 31, 2024 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility of $7.0 million and interest associated with the contingent consideration of $1.1 million. The interest expense for the year ended December 31, 2023 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility of $5.5 million and interest associated with the contingent consideration of $3.9 million. The decrease in interest expense for the year ended December 31, 2024 was primarily related to the interest associated with the declining contingent consideration balance as the remaining Milestone Payments and final exit fee payment were made.

Loss on extinguishment of liabilities, net

Loss on extinguishment of liabilities increased $0.2 million or 100% for the year ended December 31, 2024, compared to the same period in 2023. On April 22, 2024, the Company obtained consent from Perceptive and prepaid the July 1, 2024 contingent consideration Milestone Payment of $8.4 million to Indi. As a result of prepaying the Milestone Payment, the Company performed a fair value analysis through April 22, 2024 and recorded a loss on early extinguishment of $0.2 million.

Change in fair value of warrant liability, net

During the year ended December 31, 2024, the Company recorded no change in fair value of warrant liability in the statements of operations. The Tranche C loan had a commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. Therefore, the associated Tranche C Warrants expired and are no longer exercisable. During the year ended December 31, 2023, the Company recorded a $1.3 million net loss as a change in fair value through the statement of operations due to changes in unobservable inputs. This was a result of changes in the probability of our ability to draw on Tranche B and C loans. On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan. In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statement of operations, and subsequently, reclassified the fair value to additional paid-in capital.

Other income, net

During the year ended December 31, 2024, the Company recorded other income, net of $0.1 million. The other income, net for the year ended December 31, 2024 was comprised of $0.8 million of interest and other income, offset by approximately $0.7 million of deferred offering costs as a result of changes in the probability of our ability to fully utilize the LPC Facility prior to the termination date.

Liquidity and Capital Resources

We are an emerging growth company and, as such, have yet to generate positive cash flows from operations. We have funded our operations to date principally from net proceeds from the sale of our common stock, the sale of convertible preferred stock, revenue from Lung Diagnostic Testing and Development Services, and the incurrence of indebtedness.

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

On April 9, 2024, the Company closed an underwritten offering of common stock and a concurrent private placement. Collectively, the Company raised net proceeds of approximately $51.3 million (the April 2024 Offering).

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

The Company maintained two facilities that enable equity financing on an ongoing basis at the Company’s discretion, our at-the-market (ATM) offering and our common stock purchase agreement with Lincoln Park Capital Fund, LLC (LPC). As of December 31, 2024, the Company had remaining available capacity for share issuances of up to $46.9 million under the LPC Facility, subject to the restrictions and limitations of the underlying facility. Effective February 5, 2025, the Company terminated the LPC Facility.

On April 5, 2024, the Company filed Supplement No. 1 to the ATM Prospectus Supplement dated December 22, 2021. To comply with volume limitations under applicable SEC rules and regulations, Supplement No. 1 reduced the aggregate offering price to up to $100,000 of shares in order to maximize the amount the Company could offer under the April 2024 Offering. Following the successful completion of the Company’s April 2024 Offering, the Company is no longer subject to volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding. On August 7, 2024, the Company filed Supplement No. 2 to the ATM Prospectus Supplement dated December 22, 2021 to increase the aggregate offering price under the ATM facility up to the original $50.0 million of shares. On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. In connection with establishing the 2024 ATM Program, the Company terminated its prior $50.0 million ATM program established in November 2021, and no additional stock can be issued thereunder. As of December 31, 2024, the Company had remaining available capacity for share issuances of up to $50.0 million under the ATM facility.

The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2024 and beyond include expenses related to sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts for our diagnostic tests and services, expand existing relationships with our customers, obtain regulatory clearances or approvals or certifications for future enhancements to our existing diagnostic tests and services and conduct further clinical trials. In addition, we expect to incur general and administrative expenses associated with scaling our business operations and testing capacity as well as the requirements of being a public company operating in a highly regulated industry. As of December 31, 2024, we maintained cash and cash equivalents of $26.2 million.

We have incurred losses since our inception and have reported net losses of $42.9 million and $52.1 million for the years ended December 31, 2024 and 2023, respectively. As a result of these losses, as of December 31, 2024, we had an accumulated deficit of approximately $462.5 million. We have funded our operations to date primarily through our two revenue sources: (i) Lung Diagnostic Testing and (ii) Development Services, the sale of convertible preferred stock, the sale of common stock, and the issuance of notes payable, including through our current Perceptive Term Loan Facility. Additionally, on February 28, 2025, the Company entered into a fifth amendment to the Perceptive Term Loan Facility, whereby, subject to the terms and conditions of the fifth amendment, the Tranche C Loan revenue milestone was eliminated and the Commitment Termination Date (as defined in the Credit Agreement) was extended, providing continued availability to the Tranche C Loan in an aggregate amount equal to $10.0 million through December 31, 2025.

The Company believes the prior conditions and events raising substantial doubt about its ability to continue as a going concern no longer exist following the amended debt agreement in October 2024, continued improvement in operations, as well as the amendment to extend availability to the Tranche C Loan noted above. Accordingly, its current cash and cash equivalents as of the issuance date of these financial statements will be sufficient to fund its operations at the current levels for at least the next 12 months. Management continues to monitor the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve and extend liquidity. As of December 31, 2024, the Company was in compliance with all restrictive and financial covenants associated with its borrowings and expects to remain in compliance for more than one year from when these financial statements are issued. While the Company’s ability to execute its business objectives and achieve profitability over the long term cannot be assured, the Company's current plans and projections, existing cash and cash equivalents, and expense management activities provide liquidity for the Company to satisfy our liquidity requirements for more than one year from when these financial statements are issued.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash flows (used in) provided by :
Operating activities	$(48,649)	$(22,870)
Investing activities	(3,440)	(23,062)
Financing activities	52,050	29,129
Net decrease in cash and cash equivalents and restricted cash	$(39)	$(16,803)

Our cash flows resulted in a net decrease in cash and cash equivalents and restricted cash of $39 thousand during the year ended December 31, 2024 as compared to the net decrease in cash of $16.8 million for the year ended December 31, 2023. For the year ended December 31, 2024, net cash used in operating activities totaled $48.6 million, an increase of approximately $25.8 million compared to the same period in 2023 primarily due to unfavorable changes in net working capital of $33.0 million, which includes an increase of $20.7 million in payments made for contingent consideration and an $18.3 million decrease in tenant improvement allowances received for capital expenditures and leasehold improvements related to the CVP Lease. This is partially offset by a year-over-year decrease in net loss from operations of $9.2 million.

Net cash used in investing activities during the year ended December 31, 2024 totaled $3.4 million, a decrease of $19.6 million compared to the same period in 2023. The decrease in net cash used in investing activities was primarily due to decreases in purchases of property and equipment and capital expenditures primarily for leasehold improvements related to the CVP Lease. These leasehold improvements were tenant improvements and were reimbursed from the Landlord.

Net cash provided by financing activities during the year ended December 31, 2024 totaled $52.1 million, an increase of $22.9 million compared to the same period in 2023. The net cash provided by financing activities for the year ended December 31, 2024 primarily resulted from $51.3 million in net proceeds from the issuance of common stock from an underwritten offering of common stock and a concurrent private placement and $0.6 million from the issuance of common stock under the ESPP. The net cash provided by financing activities for the year ended December 31, 2023 primarily resulted from $28.0 million net proceeds from the issuance of common stock, $10.0 million net proceeds from the issuance of Tranche B under the Perceptive Term Loan Facility, and $0.7 million in proceeds from the issuance of common stock under the ESPP and exercise of stock options. These proceeds were partially offset by milestone payments to Indi of $8.6 million.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of December 31, 2024 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$55,800	$5,433	$50,367	$—	$—
Operating lease obligations	44,079	3,580	8,235	8,394	23,870
Finance lease obligations	1,407	758	649	—	—
Total	$101,286	$9,771	$59,251	$8,394	$23,870
(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect at December 31, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2024, we have not entered into any off-balance sheet arrangements.

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

Revenue Recognition

We recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for our goods or services. To determine revenue recognition for our arrangements with our customers, we perform a five-step process, which includes: (i) identifying the contract(s) with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when (or as) we satisfy our performance obligations. The Company generates revenues from (i) Lung Diagnostic Tests and (ii) assay development, testing services, and licensing our technologies (Development Services).

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

Development Services revenue consists of various types of tests or other scientific services for a purpose as defined by any individual customer, which are often larger biopharmaceutical companies, as defined by a written agreement between the Company and the customer. These services are generally completed upon the delivery of testing results, achievement of contractual milestone(s) as defined in the customer agreements, or over the term of the contract which is generally expected to be completed in one year or less. Customers for these services are typically large biopharmaceutical companies where collectability is reasonably assured and therefore revenue is accrued upon completion of the performance obligations. Revenue for these services is recognized upon delivery of the completed test results, upon completion of the contractual milestone(s), or over the term of the contract.

Recent Accounting Pronouncements

See Note 3 to our financial statements in Item 8 of this Annual Report on Form 10-K.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of December 31, 2024, we had $40.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of December 31, 2024, a hypothetical 100 basis point increase in interest rates would have an estimated $0.4 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework. Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.

This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference from the information under the captions "Board and Corporate Governance Matters—Proposal One: Election of Directors" and "—Director Independence" contained in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024 in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders (the Proxy Statement). Certain information required by this item concerning executive officers is set forth in the Proxy Statement under the caption "Executive Compensation—Compensation of Named Executive Officers" and is incorporated herein by reference.

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

The Company has a Policy Relating to Insider Trading governing the purchase, sale, and disposition of the Company’s securities by directors and officers that is reasonably designed to promote compliance with U.S. insider trading laws, rules and regulations, and applicable listing standards. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements. For more information, please refer to the Policy Relating to Insider Trading filed herewith as Exhibit 19.1.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information under the caption "Board and Corporate Governance Matters—Policies and Procedures for Related-Party Transactions" and "—Director Independence" contained in the Proxy Statement and is incorporated herein by reference.

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
3.3**

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

4.8*	First Amendment to Warrant Certificate, dated February 28, 2025, issued by the Company to Perceptive Credit Holdings IV, LP.
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

10.11†+**

Form of Executive Severance and Change in Control Agreement, dated April 23, 2024 by and among the Company and each of its executive officers (incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 filed with the SEC on April 23, 2024).

10.12.1†**	Lease Assignment of De Soto Facility, dated November 1, 2019 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).
10.12.2**

De Soto Amendment to Commercial Lease Agreement, effective April 4, 2023, by and between Biodesix, Inc. and De Soto Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.13.1**

Lease agreement by and between Centennial Valley Properties I, LLC and Biodesix, Inc. dated March 11, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2022).

10.13.2**

First Amendment to Lease Agreement by and between Centennial Valley Properties I, LLC and Biodesix, Inc. dated March 11, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2022).

10.14**

Patent Assignment between Biodesix, Inc., and Integrated Diagnostics, Inc., dated June 30, 2018 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

10.15†**

IP Assignment Agreement between Oncimmune Limited, and Biodesix, Inc., dated October 31, 2019 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 9, 2020).

10.16†**

IP License Agreement between Oncimmune Limited, and Biodesix, Inc., dated October 31, 2019 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 9, 2020).

10.17†**

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

10.21.1†**

Asset Purchase Agreement among Biodesix, Inc., Integrated Diagnostics, Inc., and the stockholders of Integrated Diagnostics, Inc., listed therein, dated June 30, 2018 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

10.21.2**	Amendment No. 2 to Asset Purchase Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q filed with the SEC on August 10, 2021).
10.21.3**	Amendment No. 3 to Asset Purchase Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the SEC on May 11, 2022).
10.22†**

Asset Purchase Agreement between Oncimmune Limited and Biodesix, Inc., dated June 27, 2019, as amended to date (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

10.23**

First Amendment to the Non-Exclusive License Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc., dated May 24, 2021 (incorporated by reference to Exhibit 10.37 to the Company's Form 10-Q filed with the SEC on August 10, 2021).

10.24**

Second Amendment to Supply Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc., dated May 22, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024).

10.25**

Purchase Agreement, dated March 7, 2022, by and between Biodesix, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on March 7, 2022).

10.26**

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

10.28**

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

10.30**

Limited Waiver, dated April 7, 2023, by and between Biodesix, Inc. and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.31**

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

10.33**

Limited Waiver, dated February 14, 2024, by and between Biodesix, Inc. and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2023).

10.34**

Third Amendment to Credit Agreement and Guaranty, dated February 29, 2024, by and among the Company and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2023).

10.35**

Fourth Amendment to Credit Agreement and Guaranty, dated October 30, 2024, by and between the Company and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 1, 2024).

10.36*	Fifth Amendment to Credit Agreement and Guaranty, dated February 28, 2025, by and between the Company and Perceptive Credit Holdings IV, LP.
10.37**

Security Agreement, dated as of November 21, 2022, by and among the Company and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on November 21, 2022).

10.38**	Form of Subscription Agreement, dated November 21, 2022 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on November 21, 2022).
10.39**	Form of Subscription Agreement, dated August 3, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2023).
10.40**

Securities Purchase Agreement, dated as of April 5, 2024 between Biodesix, Inc. and certain of the Investors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2024).

10.41**

Securities Purchase Agreement, dated as of April 5, 2024 between Biodesix, Inc. and certain members of management, certain of its directors and funds affiliated with those directors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2024).

10.42**

Registration Rights Agreement, dated as of April 5, 2024 between Biodesix, Inc. and the Investors (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2024).

19.1*	Policy Relating to Insider Trading.
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page of this Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Policy Relating to Recovery of Erroneously Award Compensation (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2023).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Biodesix, Inc.

Date: March 3, 2025	By:	/s/ CHRISTOPHER C. VAZQUEZ
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

Name	Title	Date

/s/ SCOTT HUTTON	President, Chief Executive Officer (Principal Executive Officer)	March 3, 2025
Scott Hutton

/s/ ROBIN HARPER COWIE	Chief Financial Officer, Secretary and Treasurer	March 3, 2025
Robin Harper Cowie

/s/ CHRISTOPHER C. VAZQUEZ	Chief Accounting Officer	March 3, 2025
Christopher C. Vazquez

/s/ JOHN PATIENCE	Chairman and Director	March 3, 2025
John Patience

/s/ JEAN FRANCHI	Director	March 3, 2025
Jean Franchi

/s/ JON FAIZ KAYYEM	Director	March 3, 2025
Jon Faiz Kayyem, Ph.D.

/s/ LAWRENCE T. KENNEDY, JR.	Director	March 3, 2025
Lawrence T. Kennedy, Jr.

/s/ HANY MASSARANY	Director	March 3, 2025
Hany Massarany

/s/ JACK SCHULER	Director	March 3, 2025
Jack Schuler

/s/ MATTHEW STROBECK	Director	March 3, 2025
Matthew Strobeck, Ph.D.

/s/ CHARLES WATTS	Director	March 3, 2025
Charles Watts, M.D.

Item 8. Financial Statements and Supplementary Data

BIODESIX, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Biodesix, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biodesix, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado

March 3, 2025

BIODESIX, INC.

Balance Sheets

(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$26,245	$26,284
Accounts receivable, net of allowance for credit losses of $481 and $65	8,603	7,679
Other current assets	4,636	5,720
Total current assets	39,484	39,683
Non‑current assets
Property and equipment, net	27,828	27,867
Intangible assets, net	5,874	7,911
Operating lease right-of-use assets	1,767	1,745
Goodwill	15,031	15,031
Other long-term assets	7,260	6,859
Total non‑current assets	57,760	59,413
Total assets	$97,244	$99,096

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,194	$2,929
Accrued liabilities	10,064	7,710
Deferred revenue	678	324
Current portion of operating lease liabilities	719	252
Current portion of contingent consideration	—	21,857
Current portion of notes payable	21	51
Other current liabilities	641	293
Total current liabilities	14,317	33,416
Non‑current liabilities
Long‑term notes payable, net of current portion	36,408	35,225
Long-term operating lease liabilities	24,828	25,163
Other long-term liabilities	815	712
Total non‑current liabilities	62,051	61,100
Total liabilities	76,368	94,516
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2024 and 2023) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 145,491,569 (2024) and 96,235,883 (2023) shares issued and outstanding	145	96
Additional paid‑in capital	483,228	424,050
Accumulated deficit	(462,497)	(419,566)
Total stockholders' equity	20,876	4,580
Total liabilities and stockholders' equity	$97,244	$99,096

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenues	$71,323	$49,087
Operating expenses:
Direct costs and expenses	15,573	13,010
Research and development	9,559	9,988
Sales, marketing, general and administrative	80,451	67,387
Impairment loss on intangible assets	238	44
Total operating expenses	105,821	90,429
Loss from operations	(34,498)	(41,342)
Other (expense) income:
Interest expense	(8,258)	(9,536)
Loss on extinguishment of liabilities	(248)	—
Change in fair value of warrant liability, net	—	(1,274)
Other income, net	73	6
Total other expense	(8,433)	(10,804)

Net loss	$(42,931)	$(52,146)
Net loss per share, basic and diluted	$(0.33)	$(0.64)
Weighted-average shares outstanding, basic and diluted	129,670	82,113

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Stockholders' Equity

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2022	77,614	$78	$387,948	$(367,420)	$20,606
Issuance of common stock, net	17,352	17	27,986	—	28,003
Issuance of common stock under employee stock purchase plan	437	—	643	—	643
Exercise of stock options	123	—	91	—	91
Release of restricted stock units	710	1	—	—	1
Issuance of First Amendment warrants	—	—	674	—	674
Reclassification of Tranche B warrants to additional paid-in capital	—	—	1,335	—	1,335
Share‑based compensation	—	—	5,373	—	5,373
Net loss	—	—	—	(52,146)	(52,146)
Balance - December 31, 2023	96,236	96	424,050	(419,566)	4,580
Issuance of common stock, net	17,706	18	18,772	—	18,790
Issuance of common stock under employee stock purchase plan	471	—	625	—	625
Exercise of stock options	31	—	25	—	25
Release of restricted stock units	613	1	(1)	—	—
Conversion of Series A preferred stock to common stock, net	30,435	30	33,119	—	33,149
Share‑based compensation	—	—	6,638	—	6,638
Net loss	—	—	—	(42,931)	(42,931)
Balance - December 31, 2024	145,492	$145	$483,228	$(462,497)	$20,876

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(42,931)	$(52,146)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	5,773	3,328
(Accretion) reduction of lease right-of-use assets	(317)	2,179
Loss on extinguishment of liabilities	248	—
Share‑based compensation expense	6,638	5,373
Change in fair value of warrant liability, net	—	1,274
Provision for credit losses	887	497
Accrued interest, amortization of debt issuance costs and other	2,462	5,111
Inventory excess and obsolescence	22	166
Impairment loss on intangible assets	238	44
Changes in operating assets and liabilities:
Accounts receivable	(1,811)	(4,718)
Other current assets	716	905
Other long-term assets	68	33
Accounts payable and other accrued liabilities	1,637	513
Deferred revenue	248	(755)
Contingent consideration	(23,242)	(2,494)
Tenant improvement allowances received	—	18,323
Current and long-term operating lease liabilities	715	(503)
Net cash and cash equivalents and restricted cash used in operating activities	(48,649)	(22,870)

Cash flows from investing activities
Purchase of property and equipment	(3,230)	(22,919)
Patent costs and intangible asset acquisition, net	(210)	(143)
Net cash and cash equivalents and restricted cash used in investing activities	(3,440)	(23,062)

Cash flows from financing activities
Proceeds from the issuance of common stock	55,625	28,126
Proceeds from issuance of common stock under employee stock purchase plan	625	643
Proceeds from exercise of stock options	25	91
Payment of contingent consideration	—	(8,581)
Proceeds from term loan and notes payable	—	10,000
Repayment of term loan and notes payable	(51)	(49)
Payment of debt issuance costs	(44)	(833)
Equity financing costs	(3,685)	(80)
Other	(445)	(188)
Net cash and cash equivalents and restricted cash provided by financing activities	52,050	29,129
Net decrease in cash and cash equivalents and restricted cash	(39)	(16,803)
Cash, cash equivalents, and restricted cash ‑ beginning of period	26,371	43,174
Cash, cash equivalents, and restricted cash ‑ end of period	$26,332	$26,371

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Year Ended December 31,
	2024	2023
Debt issuance costs included in accounts payable and other accrued liabilities	$—	$18
Equity financing costs included in accounts payable and other accrued liabilities	—	43
Issuance of Perceptive Warrants	—	674
Operating lease right-of-use asset obtained in exchange for lease liabilities	583	797
Finance lease right-of-use assets obtained in exchange for lease liabilities	999	773
Cash paid for interest	7,024	3,994
Reclassification of warrant liability to additional paid-in capital	—	1,335
Purchases of property & equipment included in accounts payable and accrued liabilities	—	793

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Notes to Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company”, “Biodesix”, “we” “us” and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado and the Company performs its blood-based diagnostic tests in its laboratory facilities which are located in Louisville, Colorado and De Soto, Kansas. The Company conducts all of its operations within a single legal entity. Biodesix is a leading diagnostic solutions company with a focus in lung disease. The Company develops diagnostic tests using a multi-omic approach to harness the strengths of different technologies that are best suited to address important clinical questions. We derive our revenue from two sources: (i) Biodesix Lung Diagnostic Testing (Lung Diagnostic Testing), providing lung diagnostic testing services for healthcare providers associated with our five blood-based tests and (ii) Biodesix Development Services (Development Services) providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

Blood-Based Lung Tests

The Company offers five blood-based lung cancer tests across the lung cancer continuum of care:

Diagnosis - Nodule Management

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

Lung Cancer Treatment & Monitoring

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

Liquidity and Capital Resources

The Company assesses liquidity in terms of its ability to generate cash to fund its operating, investing and financing activities. The Company’s cash requirements for 2024 and beyond include expenses related to sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts for our diagnostic tests and services, expand existing relationships with our customers, obtain regulatory clearances or approvals or certifications for future enhancements to our existing diagnostic tests and services and conduct further clinical trials. In addition, we expect to incur general and administrative expenses associated with scaling our business operations and testing capacity as well as the requirements of being a public company operating in a highly regulated industry. As of December 31, 2024, we maintained cash and cash equivalents of $26.2 million.

We have incurred losses since our inception and have reported net losses of $42.9 million and $52.1 million for the years ended December 31, 2024 and 2023, respectively. As a result of these losses, as of December 31, 2024, we had an accumulated deficit of approximately $462.5 million. We have funded our operations to date primarily through our two revenue sources: (i) Lung Diagnostic Testing and (ii) Development Services, the sale of convertible preferred stock, the sale of common stock, and the issuance of notes payable, including through our current Perceptive Term Loan Facility (see Note 8 – Debt). Additionally, on February 28, 2025, the Company entered into a fifth amendment to the Perceptive Term Loan Facility, whereby, subject to the terms and conditions of the fifth amendment, the Tranche C Loan revenue milestone was eliminated and the Commitment Termination Date (as defined in the Credit Agreement) was extended, providing continued availability to the Tranche C Loan in an aggregate amount equal to $10.0 million through December 31, 2025 (see Note 17 – Subsequent Events).

The Company believes the prior conditions and events raising substantial doubt about its ability to continue as a going concern no longer exist following the amended debt agreement in October 2024, continued improvement in operations, as well as the amendment to extend availability to the Tranche C Loan noted above. Accordingly, its current cash and cash equivalents as of the issuance date of these financial statements will be sufficient to fund its operations at the current levels for at least the next 12 months. Management continues to monitor the Company’s liquidity position and has the flexibility to adjust spending as needed in order to preserve and extend liquidity. As of December 31, 2024, the Company was in compliance with all restrictive and financial covenants associated with its borrowings and expects to remain in compliance for more than one year from when these financial statements are issued. While the Company’s ability to execute its business objectives and achieve profitability over the long term cannot be assured, the Company's current plans and projections, existing cash and cash equivalents, and expense management activities provide liquidity for the Company to satisfy our liquidity requirements for more than one year from when these financial statements are issued.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (CODM) in deciding how to allocate resources and assess performance. The Company's chief executive officer and chief financial officer, as a group, represents the entity's chief operating decision makers. The Company’s CODM views the Company’s operations and manages its business as a single operating segment focused on providing diagnostic testing in the clinical setting and providing services to biopharmaceutical companies.

See Note 15 — Segment Reporting for additional information.

Revenue Recognition

We derive our revenue from two sources: (i) Lung Diagnostic Testing, providing lung diagnostic testing services for healthcare providers associated with our five blood-based tests and (ii) Development Services, providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

Lung Diagnostic Testing revenues consist of blood-based lung tests and are recognized in the amount expected to be received in exchange for diagnostic tests when the diagnostic tests are delivered. The Company determines the transaction price and amount to accrue related to its blood-based lung diagnostic test contracts using a portfolio approach by considering:

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

Development Services revenue consists of various types of tests or other scientific services for a purpose as defined by any individual customer, which are often larger biopharmaceutical companies, as defined by a written agreement between the Company and the customer. These services are generally completed upon the delivery of testing results, achievement of contractual milestone(s) as defined in the customer agreements, or over the term of the contract which is generally expected to be completed in one year or less. Customers for these services are typically large biopharmaceutical companies where collectability is reasonably assured and therefore revenue is accrued upon completion of the performance obligations. Revenue for these services is recognized upon delivery of the completed test results, upon completion of the contractual milestone(s), or over the term of the contract.

In addition, Development Services also include amounts derived from licensing our digital sequencing technologies to our international laboratory partners. We are compensated through royalty-based payments for the licensed technology, and depending on the nature of the technology licensing arrangements, and considering factors including, but not limited to: enforceable right to payment and payment terms, and if an asset with alternative use is created, these revenues are recognized in the period when royalty-bearing sales occur.

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

For a discussion of credit risk concentration of accounts receivable as of December 31, 2024 and 2023, see Note 11 — Revenue and Accounts Receivable Credit Concentration.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly-liquid instruments with an original maturity of three months or less from the date of purchase.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. As of December 31, 2024 and 2023, the Company had $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from customers based on their outstanding invoices. Management reviews accounts receivable quarterly to determine if any receivable will potentially be uncollectible and to estimate the amount of allowance for credit losses necessary to reduce accounts receivable to its estimated net realizable value based on historical experience, customer creditworthiness, facts, and circumstances specific to outstanding balances, and payment terms.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the balance sheet and was $1.0 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively. The Company recorded a reserve for excess inventory of an insignificant amount for the year ended December 31, 2024 and $0.1 million for 2023. During the year ended December 31, 2024, the Company recorded an insignificant amount to the statement of operations for excess and obsolete inventory and $0.2 million for 2023.

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

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from the use and eventual disposition over its remaining useful life. The Company assesses recoverability by comparing the sum or projected undiscounted cash flows from the use and eventual disposition of the asset or asset group to its carrying value, and records an impairment loss if the carrying value is greater than the undiscounted future cash flows. There were no impairments for the years ended December 31, 2024 and 2023.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate a reduction to fair value below their carrying amounts. The Company recorded $0.2 million and an insignificant amount for impairments during the years ended December 31, 2024 and 2023, respectively, related to patents the Company is no longer pursuing.

Goodwill

Goodwill represents the excess of purchase price over amounts allocated to acquired assets and liabilities assumed in business combinations. The carrying value of goodwill is evaluated for impairment at least annually or more frequently when events or circumstances occur indicate a potential for impairment. The annual impairment test is performed on the last day of our fourth quarter. Prior to performing a quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. In the event the Company determines that it is more likely than not the carrying value of our single reporting unit is higher than its estimated fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. Through December 31, 2024, there were no accumulated impairment losses.

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

The Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC (see Note 9 – Leases). As of December 31, 2024 and 2023, the $5.0 million refundable deposit is reported within 'Other long-term assets' in the balance sheets.

The Company holds and acts as a lessee under various finance lease agreements for laboratory equipment in Colorado and Kansas. As of December 31, 2024 and 2023, the Company had $2.2 million and $1.1 million recorded as net finance lease ROU assets within 'Other long-term assets' in the balance sheets.

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

Warrant Liability

The fair value of warrant liabilities is assessed at each balance sheet date and changes, if any, to the fair value are recorded as 'Change in fair value of warrant liability, net' in the statements of operations.

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

Note 3 – Recent Issued Accounting Standards

Recently adopted accounting standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (ASC Topic 280). This ASU requires all public entities to provide additional disclosures about the entity's reportable segments and more detailed information about a reportable segment's expenses. This guidance became effective for the Company for the annual period beginning on January 1, 2024, and interim periods beginning on January 1, 2025. The Company evaluated this guidance and determined the adoption of this new standard did not have an impact on the Company's balance sheets, statements of operations, shareholders' equity or cash flows, however, the Company is required to provide additional disclosures.

See Note 15 — Segment Reporting for additional information.

Standards being evaluated

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. This guidance will become effective for the Company for the annual period beginning on January 1, 2025, and interim periods beginning on January 1, 2026. The Company is currently evaluating this guidance and assessing the overall impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This ASU improves the transparency of a public business entity's expense disclosures by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). This guidance will become effective for the Company for the annual period beginning on January 1, 2027, and interim periods beginning on January 1, 2028, with early adoption permitted. The Company is currently evaluating this guidance and assessing the overall impact on its financial statements.

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the balance sheets, which may differ from their respective fair values. The fair value of borrowings as of December 31, 2024 and 2023 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The difference between the carrying value and fair value of outstanding borrowings as of December 31, 2024 is due to an increase in the fair value of debt as a result of improved credit markets. The carrying value of outstanding borrowings approximates the fair value as of December 31, 2023. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$36,429	$37,484	$35,276	$35,506

The financial liabilities that are measured and recorded at estimated fair value on a recurring basis consist of our contingent consideration associated with our previous acquisition of Indi, the warrant liabilities granted as consideration for the Perceptive Term Loan Facility (see Note 8 - Debt), and contingent value rights granted to certain holders of our previously converted Series F Preferred Stock, which were accounted for as liabilities and remeasured through our statements of operations.

The table below presents the reported fair values of contingent consideration, warrant liabilities, and contingent value rights, which are classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

As of
Description	December 31, 2024	December 31, 2023
Contingent consideration	$—	$21,857
Warrant liabilities	$—	$—
Contingent value rights	$—	$—

The following table presents the changes in contingent consideration and warrant liabilities for the dates indicated (in thousands):

Level 3 Rollforward	Contingent Consideration	Warrant Liabilities
Balance - December 31, 2022	$28,986	$61
Changes in fair value, net	—	1,274
Interest expense	3,946	—
Payments	(11,075)	—
Reclassification of Tranche B Warrants to additional paid-in capital	—	(1,335)
Balance - December 31, 2023	21,857	—
Interest expense	1,137	—
Loss on extinguishment of liabilities	248	—
Payments	(23,242)	—
Balance - December 31, 2024	$—	$—

Contingent consideration

In connection with the acquisition of Indi in 2018, the Company recorded contingent consideration for amounts contingently payable to Indi's selling shareholders pursuant to the terms of the asset purchase agreement (the Indi APA). The contingent consideration arrangement required additional consideration to be paid by the Company to such shareholders upon attainment of a three-consecutive month gross margin target of $2.0 million within the seven-year period after the acquisition date, which was achieved during the three months ended June 30, 2021. Under the terms of the original agreement, when the gross margin target was achieved, the Company was required to issue 2,520,108 shares of common stock. For the six months following the achievement of the gross margin target, Indi had the option to require the Company to redeem these common shares for $37.0 million in cash over eight equal quarterly installments. If Indi elected to not exercise its option, the Company had 12 months to repurchase the common stock in two equal and consecutive quarterly cash installments totaling $37.0 million.

In August 2021, the Company entered into an amendment to the original agreement in which all parties agreed to forgo the issuance of common stock and agreed that the Company would, in lieu thereof, make six quarterly installments of approximately $4.6 million each beginning in January 2022 and a final payment of approximately $9.3 million in July 2023 for a total of $37.0 million (the Milestone Payments and each individually a Milestone Payment). The aggregate amount of payments owed by the Company under this amendment was the same as if Indi had exercised the put right or the Company had exercised the call right provided for in the original agreement.

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA, in which the parties agreed to restructure the Milestone Payments. The Company made five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million which began in July 2023, one installment of $5.0 million in April 2024, and one installment of $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million to be paid in October 2024. Interest accrued on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. Our ability to make these payments was subject to ongoing compliance under the Perceptive Term Loan Facility. On September 30, 2024, the Company obtained consent from Perceptive and prepaid the October 1, 2024 exit fee of $6.1 million to Indi.

The contingent consideration liability was accounted for at fair value and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value included the probability of successful achievement of the specified product gross margin targets, the period in which the targets were expected to be achieved, and discount rates which ranged from 11% to 16%. As a result of the achievement of the gross margin target, the only remaining significant unobservable input used in the measurement of fair value included the discount rate since all other inputs became fixed and determinable. Subsequent changes to the contingent consideration following the achievement of the gross margin target were recorded as ‘Interest expense’ in the statements of operations resulting from the passage of time and fixed payment schedule.

During the years ended December 31, 2024 and 2023, the Company recorded $1.1 million and $3.9 million, respectively, in interest expense due to the passage of time and fixed payment schedule.

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

Warrant Liabilities

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 8 - Debt), the Company issued Perceptive a warrant to purchase up to 5,000,000 shares of the Company's common stock (the Perceptive Warrant), including Initial Warrants (as defined in Note 10 - Equity below) and Tranche B and C Warrants. The Initial Warrants are equity classified (see Note 10 - Equity) while the Tranche B and C Warrants were initially classified as liabilities and recognized at fair value. On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 8 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital (see Note 10 – Equity). The fair value of the Tranche C Warrants was determined using a Black-Scholes model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value included the risk-free rate, the volatility of common stock, and the probability of the expected borrowing. The Tranche C loan had a commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. Therefore, the associated Tranche C Warrants expired and are no longer exercisable.

During the year ended December 31, 2024, the Company recorded no change in fair value through the statements of operations. During the year ended December 31, 2023, the Company recorded a $1.3 million loss as a change in fair value through the statement of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on Tranche B and C loans.

Contingent Value Rights

In January 2016, the Company issued shares of Series F Preferred Stock (the Series F Offering) that were subsequently converted into common stock in connection with the Company's initial public offering in October 2020. In connection with the Series F Offering, investors who purchased more than their pro-rata amount in the financing received a calculated number of contingent value rights (CVRs). One CVR represents 0.00375% of the Company’s interest in the drug ficlatuzumab, which began a Phase 3 clinical trial in January 2024 (see Note 16 - Commitments and Contingencies below). In January 2016, the Company issued 3,999 CVRs, or 15% interest in the drug ficlatuzumab, originally valued at $0.5 million. The initial estimated value of the CVRs were recorded as a liability and as a reduction to the Series F proceeds. Subsequent to recoupment of our initial co-development costs, upon receipt of a milestone, royalty, or any other type of payment from the Company’s ownership rights in the drug, the Company is required to make a cash payment to the CVR holders equal to 15% of net proceeds, as defined. During the years ended December 31, 2024 and 2023, the Company recorded no change in fair value through the statements of operations due to the probability of receiving net proceeds in excess of our initial co-development costs.

Note 5 – Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	December 31, 2024	December 31, 2023
Lab equipment	$5,854	$6,089
Leasehold improvements	28,192	24,713
Computer equipment	1,305	1,221
Furniture and fixtures	1,100	1,034
Software	325	325
Vehicles	97	97
Construction in process	89	—
	36,962	33,479
Less accumulated depreciation	(9,134)	(5,612)
Total property and equipment, net	$27,828	$27,867

Depreciation expense related to property and equipment was (in thousands):

	Year Ended December 31,
	2024	2023
Direct costs and expenses	$413	$460
Selling, marketing, general and administrative	3,352	885
Total	$3,765	$1,345

Note 6 – Goodwill and Intangible Assets

Intangible assets, excluding goodwill, consist of the following (in thousands):

	December 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,940	$(877)	$1,063	$1,975	$(752)	$1,223
Purchased technology	16,900	(12,206)	4,694	16,900	(10,328)	6,572
Intangible assets not subject to amortization
Trademarks	117	—	117	116	—	116
Total	$18,957	$(13,083)	$5,874	$18,991	$(11,080)	$7,911

Amortization expense related to definite-lived intangible assets was (in thousands):

	Year Ended December 31,
	2024	2023
Direct costs and expenses	$2	$2
Sales, marketing, general and administrative	2,006	1,981
Total	$2,008	$1,983

Future estimated amortization expense of intangible assets is (in thousands):

As of December 31, 2024
2025	$2,015
2026	1,994
2027	1,036
2028	87
2029	78
2030 and thereafter	547
Total	$5,757

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Compensation related accruals	$6,770	$3,855
Accrued clinical trial expense	919	983
Other expenses	2,375	2,872
Total accrued liabilities	$10,064	$7,710

Note 8 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of
	December 31, 2024	December 31, 2023
Perceptive Term Loan Facility	$40,000	$40,000
Other	26	78
Unamortized debt discount and debt issuance costs	(3,597)	(4,802)
	36,429	35,276
Less: current maturities	21	51
Long-term notes payable	$36,408	$35,225

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

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of December 31, 2024, the stated interest rate was approximately 13.3%.

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

In addition to the Initial and Tranche B Warrants, additional warrants would become exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche C Loan (the Tranche C Warrants). The Company accounted for the Tranche C Warrants as liabilities as the Tranche C Warrants did not meet the criteria for equity treatment (see Note 4 – Fair Value). The Tranche C loan was not drawn by the loan commitment date and the associated Tranche C Warrants expired and are no longer exercisable.

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

On May 10, 2023, the Company entered into the First Amendment with the Lender, whereby subject to the terms and conditions of the First Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold of each fiscal quarter commencing on the fiscal quarter ending June 30, 2023 through and including the fiscal quarter ending March 31, 2024. As consideration for the First Amendment, the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants) which are equity classified at a per share exercise price equal to $1.6254 (see Note 10 - Equity).

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

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of December 31, 2024, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

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

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of December 31, 2024
2025	$21
2026	5
2027 and thereafter	40,000
Total	$40,026

Note 9 – Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. In January 2024 the Company relocated its corporate headquarters and laboratory facilities to Louisville, Colorado. The Company also leases laboratory and office space in De Soto, Kansas, under a non-cancelable lease agreement for approximately 9,066 square feet that is set to expire in October 2026. The Company's De Soto lease agreement was amended on April 12, 2024 to include an additional 1,772 square feet of office space. The Company also holds various copier and equipment leases under non-cancelable lease agreements that expire within the next five years.

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

Under the Lease, the Company is leasing approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Company's obligation to pay base rent shall be abated, commencing as of the Commencement Date and ending on March 31, 2024 (the Abated Rent Period). Further, the Company's obligation to pay base rent with respect to a portion of the area of the Lease Premises equal to 19,980 square feet shall be abated (the Partial Abated Rent), commencing as of April 1, 2024 and ending on March 31, 2025 (the Partial Abated Rent Period). Pursuant to a work letter entered by the parties in connection with the Lease, the Landlord contributed an aggregate of $18.8 million toward the cost of construction and improvements for the Leased Premises and the Company exercised its option for an additional tenant improvement allowance of $2.0 million (the Extra Allowance Amount). The Company will repay the Extra Allowance Amount actually funded by the Landlord in equal monthly payments with an interest rate of 6% per year over the Initial Term excluding any part of the Abated Rent Period or Partial Abated Rent Period, which shall start to accrue on the date that the Landlord first disburses the Extra Allowance Amount. The Company made an accounting policy election to reduce the right-of-use asset and lease liability at lease commencement because the Lease specifies a maximum level of reimbursement for tenant improvements which are probable of being incurred and within the Company's control. Due to the tenant improvement allowances at the accounting lease commencement date and rent abatement periods described above, the Company expects the lease liability to accrete to approximately $25.1 million by March 2025. The Company utilized the total $20.8 million in tenant improvement allowances for capital expenditures for leasehold improvements throughout the year ended December 31, 2023.

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the balance sheet as of December 31, 2024 and 2023.

Operating lease expense for all operating leases was $2.3 million and $4.3 million for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the weighted-average remaining lease term and discount rate associated with our operating leases were 10 years and 11.40%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of December 31, 2024
2025	$3,580
2026	4,172
2027	4,063
2028	4,151
2029	4,243
2030 and thereafter	23,870
Total future minimum lease payments	44,079
Less amount representing interest	(18,532)
Total lease liabilities	$25,547

Note 10 – Equity

Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock is entitled to one vote per share. The common shareholders are entitled to dividends whenever funds and assets are legally available and when and if declared by the Board of Directors. The Company is currently subject to restrictions on the payment of dividends (see Note 8 – Debt) and no dividends have been declared as of December 31, 2024.

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2024 and 2023, no shares of preferred stock were issued or outstanding.

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

On the LPC Effective Date, the Company issued 184,275 shares of common stock to Lincoln Park as a commitment fee (the Initial Commitment Shares) for which the Company did not receive consideration and, upon the available amount being reduced to an amount equal to or less than $20.0 million, the Company will be required to issue 61,425 shares (the Additional Commitment Shares and together with the Initial Commitment Shares, collectively, the Commitment Shares). The Initial Commitment Shares issued were valued at $0.6 million and, together with due diligence expenses and legal fees of $0.1 million, reflect deferred offering costs of $0.7 million, were included on the balance sheet in 'Other long-term assets'. The deferred offering costs were charged against 'Additional paid-in capital' based upon proceeds from the sale of common stock under the Purchase Agreement. During the years ended December 31, 2024 and 2023, there were no deferred offering costs charged against 'Additional paid-in capital'. During the year ended December 31, 2024, the Company expensed $0.7 million of deferred offering costs to 'Other (expense) income, net' in the statements of operations as a result of changes in the probability of our ability to fully utilize the LPC Facility prior to the termination date. As of December 31, 2024, zero deferred offering costs remain. As of December 31, 2024, the Company had remaining available capacity for share issuances of up to $46.9 million under the LPC facility, subject to the restrictions and limitations of the underlying facilities. Effective February 5, 2025, the Company terminated the LPC Facility.

During the year ended December 31, 2024, the Company raised approximately $0.6 million ($0.6 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 313,928 common shares at a weighted average price per share of $1.99 under the ATM facility. On April 5, 2024, the Company filed Supplement No. 1 to the ATM Prospectus Supplement dated December 22, 2021. To comply with volume limitations under applicable SEC rules and regulations, Supplement No. 1 reduced the aggregate offering price to up to $100,000 of shares in order to maximize the amount the Company could offer under the April 2024 Offering (defined below). Following the successful completion of the Company’s April 2024 Offering, the Company is no longer subject to volume limitations under applicable SEC rules and regulations that limit their availability as sources of funding. On August 7, 2024, the Company filed Supplement No. 2 to the ATM Prospectus Supplement dated December 22, 2021 to increase the aggregate offering price under the ATM facility up to $50.0 million of shares. On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. In connection with establishing the 2024 ATM Program, the Company terminated its prior $50.0 million ATM program established in November 2021, and no additional stock can be issued thereunder. As of December 31, 2024, the Company had remaining available capacity for share issuances of up to $50.0 million under the ATM facility.

April 2024 Offering Summary

On April 9, 2024, the Company closed an underwritten offering of common stock and a concurrent private placement which are described in further detail below. Collectively, the Company raised net proceeds of approximately $51.3 million.

Underwritten Offering

On April 9, 2024, the Company closed an underwritten offering (the Offering) of 17,391,832 shares of its common stock (the Common Stock). The Common Stock was issued and sold pursuant to an underwriting agreement (the Underwriting Agreement), dated April 5, 2024, by and between the Company and TD Securities (USA) LLC, William Blair & Company, L.L.C., and Canaccord Genuity LLC as representatives of the underwriters (the Underwriters), at a price to the public of $1.15 per share. The Company received net proceeds of approximately $18.2 million from the Offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Pursuant to the Securities Purchase Agreements, the Investors purchased the Preferred Stock at a purchase price of $46.00 per share for an aggregate purchase price of approximately $35.0 million, net of fees of approximately $1.9 million.

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

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of December 31, 2024.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 8 – Debt), the Company issued the Perceptive Warrant to purchase up to 5,000,000 shares of the Company's common stock, including the Initial Warrants. The per share exercise price for the Initial Warrants is equal to $1.0648, which is equal to the lower of (A) the 10-day VWAP of the Company’s common stock on the business day immediately prior to the Closing Date of the Tranche A Loan or (B) the public offering price per share of common stock of $1.15. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of December 31, 2024.

On May 10, 2023, as consideration for the First Amendment (see Note 8 – Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants) at a per share exercise price equal to $1.6254, which is equal to the 10-day VWAP of the Company’s common stock ending on the business day immediately prior to the First Amendment Effective Date. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of December 31, 2024.

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 8 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The Tranche B Warrants are now equity classified and immediately exercisable upon issuance and expire on December 15, 2033. The Tranche B Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 76.2%, a dividend yield of 0% and a risk-free interest rate of 3.91%. All Tranche B Warrants remain outstanding as of December 31, 2024.

Note 11 – Revenue and Accounts Receivable Credit Concentration

We derive our revenue from two sources: (i) Lung Diagnostic Testing, providing lung diagnostic testing services for healthcare providers associated with our five blood-based tests and (ii) Development Services, providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

Lung Diagnostic Testing revenues consist of blood-based lung tests which are recognized in the amount expected to be received in exchange for diagnostic tests when the diagnostic tests are delivered. The Company conducts diagnostic tests and delivers the completed test results to the prescribing physician or patient, as applicable. The fees for diagnostic tests are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. The Company determines the transaction price related to its diagnostic test contracts by considering the nature of the payer, test type, and historical price concessions granted to groups of customers. For diagnostic test revenue, the Company estimates the transaction price, which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience, using a portfolio approach. The Company recognizes revenues for diagnostic tests upon delivery of the tests to the physicians requesting the tests or patient, as applicable.

Development Services revenue consists of on-market tests, pipeline tests, custom diagnostic testing, and other scientific services for a purpose as defined by any individual customer, which is often with biopharmaceutical companies. The performance obligations and related revenue for these sales is defined by a written agreement between the Company and the customer. These services are generally completed upon the delivery of testing results, achievement of contractual milestone(s) as defined in the customer agreements, or over the term of the contract which is generally expected to be completed in one year or less. Revenue for these services is recognized upon delivery of the completed test results, upon completion of the contractual milestone(s), or over the term of contract. In addition, Development Services also include amounts derived from licensing our digital sequencing technologies to our international laboratory partners. We are compensated through royalty-based payments for the licensed technology, and depending on the nature of the technology licensing arrangements and considering factors including but not limited to enforceable right to payment and payment terms, and if an asset with alternative use is created, these revenues are recognized in the period when royalty-bearing sales occur.

Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Lung Diagnostic Testing	$64,708	$45,192
Development Services	6,615	3,895
Total revenue	$71,323	$49,087

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in 'Revenues' in the statements of operations. The Company had $0.3 million in ‘Deferred revenue’ recorded in the balance sheet as of December 31, 2023 and $1.3 million was added throughout 2024 to ‘Deferred revenue’ for up-front cash payments received while $0.9 million was recognized in 'Revenues' during the year ended December 31, 2024. The ‘Deferred revenue’ of $0.7 million recorded in the balance sheet as of December 31, 2024 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of December 31, 2024 and 2023, the Company had $0.2 million and $0.3 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Year Ended December 31,
	2024	2023
United Healthcare	7%	10%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 39% and 43% of the Company’s total revenue for the years ended December 31, 2024 and 2023, respectively.

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	December 31, 2024	December 31, 2023
Medicare	21%	21%
Daiichi Sankyo	14%	8%

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

To the extent an equity award granted under the 2020 Plan (other than any substitute award) or granted under any other equity plan maintained by us under which awards are outstanding as of the effective date of the 2020 Plan (the Prior Plans) expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares subject to such award will become available for future grant under the 2020 Plan. In addition, to the extent shares subject to an award are withheld to satisfy a participant’s tax withholding obligation upon the exercise or settlement of such award (other than any substitute award) or to pay the exercise price of a stock option granted under the 2020 Plan or a prior plan, such shares will become available for future grant under the 2020 Plan. The total number of shares available for grant under all plans as of December 31, 2024 was 662,106.

Employee Stock Purchase Plan

Effective with our IPO in October 2020, the Company’s Board of Directors and its stockholders approved the Company’s Employee Stock Purchase Plan (the ESPP). The number of shares originally reserved for issuance under the ESPP was 338,106. The maximum number of shares of our common stock available under the ESPP will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of (i) 1% of the shares of our common stock issued and outstanding on December 31st of the immediately preceding calendar year, (ii) 338,106 shares of our common stock or (iii) an amount determined by our Board of Directors.

Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the first or last day of the offering period, whichever is lower. No employee may participate in an offering period if the employee owns 5% or more of the total combined voting power or value of the Company’s stock. The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the year ended December 31, 2024, 471,843 shares were issued under the ESPP leaving 175,275 shares remaining for future issuance.

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

Performance-based stock options are typically granted on an annual basis and consist of a performance-based and service-based component. The performance targets and vesting conditions for performance-condition options are based on achievement of recognized revenue targets. Performance-based options vest in three equal annual installments beginning one year after the grant date, pending certification of performance achievement by the Compensation Committee and continued service. The fair value of performance-condition awards is based on the closing market price of the Company’s common stock on the grant date. There are no performance-based stock options outstanding as of December 31, 2024.

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

Bonus-To-Options Program

The Company also has a Bonus-to-Options Program (the Bonus Option Program) which is separate from previously described plans and was initially adopted by the Board of Directors in 2008, and subsequently amended and restated in 2010, 2011, 2015, and 2022. For fiscal year 2024, the Bonus Option Program is subject to the shares reserved under the 2020 Plan. The Bonus Option Program, which is limited to participation of the Chief Executive Officer, direct reports to the Chief Executive Officer and Vice Presidents of the Company, allows participants who so elect to convert a portion of their annual cash bonus into fully vested, non-qualified stock options to purchase shares of common stock (Bonus Options). The exercise price for the options under the Bonus Option Program equals the closing market price of the Company's common stock on the grant date, as disclosed below under “Fair Value of Common Stock”. Bonus Options issued must be exercised within a ten-year term.

The Company recorded the following activity related to the Bonus Option Program during the year ended December 31, 2024 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2024	1,050	$2.81	8.4	$22
Granted	341	1.46	—	—
Forfeited/canceled	(27)	24.34	—	—
Exercised	—	—	—	—
Outstanding ‑ December 31, 2024	1,364	$2.04	8.0	$35
Exercisable ‑ December 31, 2024	1,364	$2.04	8.0	$35

The Company recorded $0.8 million and $0.4 million during the years ended December 31, 2024 and 2023, respectively, associated with the estimate of options to be delivered to eligible participants under the Bonus Option Program and which were granted in the first quarter of 2025 and 2024, respectively, by the Compensation Committee of the Board of Directors. In determining the amount of share-based compensation to recognize under the Bonus Option Program, the Company estimates the bonus attainment for the year and determines the expected number of options to be delivered to eligible participants. A Black-Scholes option pricing model is used to determine the estimated fair value of the expected number of options to be delivered to eligible participants. The key elements in determining the estimated fair value include assumptions for volatility, the risk-free interest rate, expected dividends and strike price, utilizing the measurement date closing stock price until the grants are authorized. Beginning with fiscal year 2025, the Company terminated the Bonus Option Program.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s statements of operations was (in thousands):

	Year Ended December 31,
	2024	2023
Direct costs and expenses	$82	$53
Research and development	333	331
Sales, marketing, general and administrative	6,223	4,989
Total	$6,638	$5,373

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $5.7 million as of December 31, 2024 and is expected to be amortized to expense over the next 2.1 years.

Stock Options

Stock option activity during the year ended December 31, 2024, excluding the Bonus Option Program described above, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2024	2,041	$3.36	6.9	$964
Granted	2,412	1.67	—	—
Forfeited/canceled	(259)	1.94	—	—
Exercised	(31)	0.67	—	—
Outstanding ‑ December 31, 2024	4,163	$2.49	7.7	$719
Exercisable ‑ December 31, 2024	1,864	$3.35	6.1	$616

The weighted average fair value of the Bonus Options and stock options to purchase common stock granted during the years ended December 31, 2024 and 2023 was $1.14 and $1.24, respectively.

Fair Value of Stock Options

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
•
Expected Dividend Yield: The Company is currently subject to restrictions on the payment of dividends (see Note 8 - Debt) and no dividends have been declared as of December 31, 2024 and 2023. The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

The fair value of each option grant was estimated on the grant date with the following weighted average assumptions for the years indicated:

	Year Ended December 31,
	2024	2023
Expected term (in years)	5.85	5.39
Expected volatility	78.1%	80.1%
Risk‑free rate	3.86%	3.98%
Expected dividend yield	—%	—%

Restricted Stock Units

Restricted stock unit activity during the year ended December 31, 2024 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2024	2,729	$1.91
Granted	1,670	1.81
Forfeited/canceled	(15)	1.92
Released	(613)	2.07
Outstanding ‑ December 31, 2024	3,771	$1.84

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

Basic and diluted loss per share as of the dates indicated were (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Numerator
Net loss attributable to common stockholders	$(42,931)	$(52,146)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	129,670	82,113
Net loss per share, basic and diluted	$(0.33)	$(0.64)

The potentially dilutive securities as of December 31, 2024 and 2023 primarily represent the shares subject to future issuance under stock options awards, warrants, RSUs, and shares subject to purchase under our ESPP, the terms of which are described in further detail in Note 12 – Share Based Compensation. The potentially dilutive securities would be subject to the treasury stock method when dilutive.

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023
Options to purchase common stock	5,527	3,091
Shares committed under ESPP	104	59
Warrants	4,603	5,603
Restricted stock units	3,771	2,729
Total	14,005	11,482

Note 14 - Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. The effective income tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21%	21%
State income taxes, net of federal benefit	5	1
Research and developments credits	—	1
Change in ownership limitation	(9)	—
Permanent items	(3)	(3)
Change in valuation allowance	(14)	(20)
Effective income tax rate	—%	—%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards	$78,372	$72,722
Research and development tax credits	192	4,149
Interest expense limitation	7,107	5,120
Capitalized research costs	5,055	4,281
Share-based compensation	2,294	1,685
Lease liability	6,601	6,398
Accruals and reserves	1,305	667
Total	100,926	95,022
Valuation allowance	(98,993)	(93,023)
Total deferred tax assets after valuation allowance	1,933	1,999

Deferred Tax Liabilities:
Property and equipment	(66)	(4)
Right-of-use asset	(977)	(692)
Intangible assets	(890)	(1,303)
Total deferred tax liabilities	(1,933)	(1,999)
Net deferred tax assets and liabilities	$—	$—

At December 31, 2024, the Company had $329.7 million and $0.2 million of federal net operating loss and research and experimentation tax carryforwards, respectively, which are set to expire beginning in 2026. The Internal Revenue Code contains provisions that may limit the net operating loss carryovers available to be used in any year if certain events occur, including significant changes in ownership interest.

In assessing the realizability of its deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As the Company does not have any historical taxable income, projections of future taxable income over the periods in which the deferred tax assets are deductible, and after consideration of the history of operating losses, the Company does not believe it is more likely than not that it will realize the benefits of net deferred tax assets and, accordingly, has established a valuation allowance equal to 100% of net deferred tax assets. The valuation allowance increased by $6.0 million during 2024 and $10.5 million during 2023.

During 2024, the Company determined that it has uncertain tax positions related to its U.S. research and development credits. As of December 31, 2024 and 2023, there was no accrued interest related to uncertain tax positions. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months. A reconciliation of beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at January 1	$1,037	$952
Additions for tax positions related to the current year	48	57
Additions for tax positions related to prior years	(1,037)	28
Reductions for tax positions related to prior years	—	—
Reductions related to settlements	—	—
Reductions related to a lapse of statute	—	—
Balance at December 31	$48	$1,037

The Company monitors proposed and issued tax law, regulations, and cases to determine the potential impact of uncertain income tax positions. As of December 31, 2024, the Company had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

The Company’s federal and state returns for all years will remain open to examination by federal and state tax authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

Note 15 – Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (CODM) in deciding how to allocate resources and assess performance. The Company's chief executive officer and chief financial officer, as a group, represents the entity's chief operating decision makers. The Company’s CODM views the Company’s operations and manages its business as a single operating segment focused on diagnostic testing in the clinical setting and providing services to biopharmaceutical companies (see Note 11 – Revenue and Accounts Receivable Credit Concentration). The CODM views the Company's operations as a single operating segment as each revenue stream utilizes the same equipment and resources. In addition, discrete financial information is not available for each revenue stream other than gross margin. The accounting policies of the segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.

Substantially all of the Company’s revenue and all long-lived assets were derived or are located in the United States for the years ended December 31, 2024 and 2023. The measure of segment assets is reported on the balance sheet as total assets.

As a single operating segment, the CODM assesses how to allocate resources and measures the Company's performance based on net income or loss that is reported on the statement of operations as net loss. The CODM uses net income or loss to evaluate the return generated from segment assets in deciding whether to reinvest into the segment or into other parts of the entity, such as acquisitions. Net income or loss is used to monitor budget versus actual results, which are used in assessing performance of the segment and in establishing management's compensation.

The CODM regularly reviews the following significant expenses and other segment items. A summary of the significant expenses and other segment items reported in the Company’s statements of operations as of the dates indicated is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Revenues	$71,323	$49,087
Less:
Direct costs and expenses (less employee related expenses and depreciation and amortization)	11,476	9,200
Employee related expenses (less share-based compensation expenses)	55,606	45,936
Contracted services expenses	6,616	5,261
Sales and marketing education and event expenses	7,574	7,195
Occupancy and equipment service expenses	4,055	5,372
Clinical trials and associated costs	1,180	1,663
Depreciation and amortization expense	5,773	3,328
Share-based compensation expenses	6,638	5,373
Interest expense	8,258	9,536
Other segment items (1)	7,078	8,369
Net loss	$(42,931)	$(52,146)

(1)
Other segment items in segment net loss primarily include software and IT related expenses, administrative and professional development expenses, risk management and insurance expenses, other non-cash expenses, and allocated overhead expenses.

Note 16 – Commitments and Contingencies

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a registrational Phase 3 clinical trial for ficlatuzumab which began in January 2024. There were no royalties received or expenses related to this agreement for the years ended December 31, 2024 and 2023 and the Company has no obligations related to the AVEO agreement as of December 31, 2024.

License Agreements

In August 2019, we entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. There are no license fees related to this agreement. The Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. The Bio-Rad License was set to expire in August 2024. In May 2024, the Company amended the agreement to extend the Supply Agreement to August 2026. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement.

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License for each of the years ended December 31, 2024 and 2023 was $0.3 million and $0.2 million, respectively.

On October 31, 2019, we completed an acquisition of Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") including its COLA/CLIA lab in De Soto, Kansas and its pulmonary nodule malignancy test, then marketed in the United States as the EarlyCDT Lung® test. We renamed and relaunched the test on February 28, 2020 as the Nodify CDT test. As part of the acquisition of the assets of Oncimmune, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to the Nodify CDT test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter. Royalty expenses were $1.5 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

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

Note 17 – Subsequent Events

On February 28, 2025 (the Fifth Amendment Effective Date), the Company entered into the Fifth Amendment to the Credit Agreement and Guaranty (the Fifth Amendment) with Perceptive, as lender and administrative agent, and the Company, as borrower, whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan revenue milestone was eliminated and the Commitment Termination Date (as defined in the Credit Agreement) was extended, providing continued availability to the Tranche C Loan in an aggregate amount equal to $10.0 million through December 31, 2025. In addition, on the Tranche C Loan Borrowing Date (as defined in the Credit Agreement), the Tranche C Warrants, as amended, will become vested and exercisable at an exercise price equal to $0.793, the Company's closing stock price on February 28, 2025.