Form 10-Q
period 2025-03-31
BIODESIX INC
filed 2025-05-13
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39659

BIODESIX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-3986492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
919 West Dillon Rd Louisville, Colorado	80027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 417-0500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BDSX	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 7, 2025, the Registrant had 146,563,031 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on March 3, 2025. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, results of operations, business strategy and plans, and objectives of management for future operations, as well as statements regarding industry trends, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors, and assumptions described under the section titled “Risk Factors” in this Report and in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024, regarding, among other things:

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
•
general economic and financial market conditions, including enhanced U.S. tariffs, import/export restrictions or other trade barriers, which may have a negative effect on global economic conditions, financial markets and our business;
•
our ability to attract and retain key personnel;

ii

•
current and future debt financing placing restrictions on our operating and financial flexibility;
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
•
no assurance that our common stock will continue to trade on The Nasdaq Stock Market LLC (Nasdaq) or another national securities exchange;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$17,603	$26,245
Accounts receivable, net of allowance for credit losses of $209 and $481	7,639	8,603
Other current assets	4,380	4,636
Total current assets	29,622	39,484
Non‑current assets
Property and equipment, net	26,966	27,828
Intangible assets, net	5,360	5,874
Operating lease right-of-use assets	1,962	1,767
Goodwill	15,031	15,031
Other long-term assets	7,300	7,260
Total non‑current assets	56,619	57,760
Total assets	$86,241	$97,244

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,925	$2,194
Accrued liabilities	7,403	10,064
Deferred revenue	788	678
Current portion of operating lease liabilities	1,094	719
Current portion of notes payable	18	21
Other current liabilities	1,088	641
Total current liabilities	13,316	14,317
Non‑current liabilities
Long‑term notes payable, net of current portion	36,693	36,408
Long-term operating lease liabilities	24,480	24,828
Other long-term liabilities	692	815
Total non‑current liabilities	61,865	62,051
Total liabilities	75,181	76,368
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2025 and 2024) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 146,443,460 (2025) and 145,491,569 (2024) shares issued and outstanding	146	145
Additional paid‑in capital	484,512	483,228
Accumulated deficit	(473,598)	(462,497)
Total stockholders' equity	11,060	20,876
Total liabilities and stockholders' equity	$86,241	$97,244

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$17,958	$14,818
Operating expenses:
Direct costs and expenses	3,703	3,175
Research and development	2,870	2,040
Sales, marketing, general and administrative	20,448	20,556
Impairment loss on intangible assets	73	68
Total operating expenses	27,094	25,839
Loss from operations	(9,136)	(11,021)
Other (expense) income:
Interest expense	(1,685)	(2,529)
Change in fair value of warrant liability, net	(378)	—
Other income (expense), net	98	(64)
Total other expense	(1,965)	(2,593)

Net loss	$(11,101)	$(13,614)
Net loss per share, basic and diluted	$(0.08)	$(0.14)
Weighted-average shares outstanding, basic and diluted	146,547	97,166

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' Equity (Deficit)

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2024	145,492	$145	$483,228	$(462,497)	$20,876
Issuance of common stock under employee stock purchase plan	465	—	313	—	313
Release of restricted stock units	486	1	(1)	—	—
Share‑based compensation	—	—	972	—	972
Net loss	—	—	—	(11,101)	(11,101)
Balance ‑ March 31, 2025	146,443	$146	$484,512	$(473,598)	$11,060

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)
Balance ‑ December 31, 2023	96,236	$96	$424,050	$(419,566)	$4,580
Issuance of common stock, net	314	1	606	—	607
Issuance of common stock under employee stock purchase plan	216	—	282	—	282
Exercise of stock options	6	—	3	—	3
Release of restricted stock units	387	—	—	—	—
Share‑based compensation	—	—	2,640	—	2,640
Net loss	—	—	—	(13,614)	(13,614)
Balance ‑ March 31, 2024	97,159	$97	$427,581	$(433,180)	$(5,502)

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(11,101)	$(13,614)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	1,440	1,420
Accretion of lease right-of-use assets	(35)	(98)
Share‑based compensation expense	972	2,640
Change in fair value of warrant liability, net	378	—
Provision for credit losses	101	129
Accrued interest, amortization of debt issuance costs and other	309	1,064
Inventory excess and obsolescence	—	8
Impairment loss on intangible assets	73	68
Changes in operating assets and liabilities:
Accounts receivable	904	(2,344)
Other current assets	215	(425)
Other long-term assets	15	(22)
Accounts payable and other accrued liabilities	(1,938)	(1,234)
Deferred revenue	83	(37)
Contingent consideration	—	(3,409)
Current and long-term operating lease liabilities	(18)	543
Net cash, cash equivalents, and restricted cash used in operating activities	(8,602)	(15,311)

Cash flows from investing activities
Purchase of property and equipment	(74)	(234)
Patent costs and intangible asset acquisition, net	(63)	(39)
Net cash, cash equivalents, and restricted cash used in investing activities	(137)	(273)

Cash flows from financing activities
Proceeds from the issuance of common stock	—	625
Proceeds from issuance of common stock under employee stock purchase plan	313	282
Proceeds from exercise of stock options	—	3
Repayment of term loan and notes payable	(7)	(13)
Payment of debt issuance costs	(11)	(18)
Equity financing costs	—	(18)
Other	(198)	(70)
Net cash, cash equivalents, and restricted cash provided by financing activities	97	791
Net decrease in cash, cash equivalents, and restricted cash	(8,642)	(14,793)
Cash, cash equivalents, and restricted cash ‑ beginning of period	26,332	26,371
Cash, cash equivalents, and restricted cash ‑ end of period	$17,690	$11,578

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Three Months Ended March 31,
	2025	2024
Debt issuance costs included in accounts payable and other accrued liabilities	$8	$13
Equity financing costs included in accounts payable and other accrued liabilities	—	305
Operating lease right-of-use asset obtained in exchange for lease liabilities	45	338
Finance lease right-of-use assets obtained in exchange for lease liabilities	172	—
Cash paid for interest	1,379	1,475
Purchases of property & equipment included in accounts payable and accrued liabilities	—	1,405

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company”, “Biodesix”, “we” “us” and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado and the Company performs its blood-based diagnostic tests in its laboratory facilities which are located in Louisville, Colorado and De Soto, Kansas. The Company conducts all of its operations within a single legal entity. Biodesix is a leading diagnostic solutions company with a focus in lung disease. The Company develops diagnostic tests using a multi-omic approach to harness the strengths of different technologies that are best suited to address important clinical questions. We derive our revenue from two sources: (i) Biodesix Diagnostic Tests (Diagnostic Tests), providing lung diagnostic testing services for healthcare providers associated with our five blood-based tests and (ii) Biodesix Development Services (Development Services) providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

Diagnostic Tests

The Company offers five blood-based lung diagnostic tests for use across the lung cancer continuum of care:

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

Biodesix has built a structured product development framework and regulatory strategy that has led to regulatory approvals and clinical acumen for the Company's products. This encompasses controlled specimen repositories, patented proprietary technologies, capabilities for manufacturing specimen collection kits, and bioinformatics methods that we believe are important to the development of new targeted therapies, determining clinical trial eligibility, and guiding treatment selection. The Company’s testing services are made available through its clinical laboratories.

Note 2 – Summary of Significant Accounting Policies and Other Information

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information and reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted. The condensed balance sheet as of March 31, 2025 was derived from the audited financial statements.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Certain information and footnote disclosures for prior period amounts have been included and reclassified to conform to the current period presentation pursuant to ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (ASC Topic 280). See Note 15 — Segment Reporting for additional information.

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

Several of the components for certain of the Company's sample collection kits, test reagents, and test systems are obtained from single-source suppliers. If these single-source suppliers fail to satisfy the Company's requirements on a timely basis, the Company could suffer delays in being able to deliver its diagnostic solutions, a possible loss of revenue, or incur higher costs, any of which could adversely affect our results of operations.

In addition, there is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes. Current or future tariffs imposed by the U.S. may negatively impact our business. The extent to which these threats will be enacted and the duration for which enacted tariffs will be in place remain uncertain and could negatively affect our results of operations. The Company is currently evaluating our vendor relationships and assessing the overall impact of these trade policies, however, we do not expect a material impact to the financial statements.

For a discussion of credit risk concentration of accounts receivable as of March 31, 2025 and December 31, 2024, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. For both of the periods ended March 31, 2025 and December 31, 2024, the Company had $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying condensed balance sheets.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of assembly and testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the condensed balance sheets and was $1.1 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively. The Company recorded an insignificant reserve for excess inventory as of March 31, 2025 and December 31, 2024, respectively. During both the three months ended March 31, 2025 and 2024, the Company recorded an insignificant amount to the condensed statements of operations for excess and obsolete inventory.

Leases

The Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC and subsequently assigned to CVP I Owner LLC (see Note 7 – Leases). As of March 31, 2025 and December 31, 2024, the $5.0 million refundable deposit is reported within 'Other long-term assets' in the condensed balance sheets.

The Company holds and acts as a lessee under various finance lease agreements for laboratory equipment in Colorado and Kansas. As of March 31, 2025 and December 31, 2024, the Company had $2.3 million and $2.2 million recorded as net finance lease ROU assets within 'Other long-term assets' in the balance sheets.

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

Retirement Plan

The Company has a defined contribution retirement plan in which all employees are eligible to participate. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Beginning in 2025, the Company began making discretionary employer matching contributions. During the three months ended March 31, 2025, the Company's total contributions to the plan were $0.3 million.

Note 3 - Recently Issued Accounting Standards

Standards Being Evaluated

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. This guidance became effective for the Company for the annual period beginning on January 1, 2025, and will become effective for interim periods beginning on January 1, 2026. The Company is currently evaluating this guidance and assessing the overall impact on its financial statements.

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

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the condensed balance sheets, which may differ from their respective fair values. The fair value of borrowings as of March 31, 2025 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The carrying value of outstanding borrowings approximates the fair value as of March 31, 2025 and December 31, 2024. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$36,711	$36,990	$36,429	$37,484

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The financial liabilities that are measured and recorded at estimated fair value on a recurring basis consist of the warrant liabilities granted as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), contingent value rights granted to certain holders of our previously converted Series F Preferred Stock, and, prior to 2025, contingent consideration associated with our previous acquisition of Indi, which were accounted for as liabilities and remeasured through our condensed statements of operations.

The table below presents the reported fair values of contingent consideration and warrant liabilities, which are classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

	As of
Description	March 31, 2025	December 31, 2024
Warrant liabilities	$378	$—
Contingent value rights	$—	$—

The following table presents the changes in warrant liabilities for the dates indicated (in thousands):

Level 3 Rollforward	For the three months ended March 31, 2025
Balance - January 1, 2025	$—
Changes in fair value, net	378
Balance - March 31, 2025	$378

The following table presents the changes in contingent consideration for the dates indicated (in thousands):

Level 3 Rollforward	For the three months ended March 31, 2024
Beginning balances - January 1, 2024	$21,857
Interest expense	747
Payments	(3,409)
Ending balances - March 31, 2024	$19,195

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

The fair value of the Tranche C Warrants was determined using a Black-Scholes model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value included the fair value of the Company's common stock, risk-free rate, the volatility of common stock, and the probability of the expected borrowing. The Tranche C loan had a prior commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. On February 28, 2025 (the Fifth Amendment Effective Date), the Company entered into the Fifth Amendment to the Credit Agreement and Guaranty (the Fifth Amendment) with Perceptive (see Note 6 – Debt), whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan Commitment Termination Date (as defined in the Credit Agreement) was extended, providing continued availability to the Tranche C Loan through December 31, 2025. In addition, on the Tranche C Loan Borrowing Date (as defined in the Credit Agreement), the Tranche C Warrants, as amended, will become vested and exercisable at an exercise price equal to $0.793, the Company's closing stock price on February 28, 2025.

During the three months ended March 31, 2025 and 2024, the Company recorded $0.4 million and zero as a change in fair value through the condensed statements of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on the Tranche C Loan.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Contingent Value Rights

In January 2016, the Company issued shares of Series F Preferred Stock (the Series F Offering) that were subsequently converted into common stock in connection with the Company's initial public offering in October 2020. In connection with the Series F Offering, investors who purchased more than their pro-rata amount in the financing received a calculated number of contingent value rights (CVRs). One CVR represents 0.00375% of the Company’s interest in the drug ficlatuzumab, which began a Phase 3 clinical trial in January 2024 (see Note 14 - Commitments and Contingencies below). In January 2016, the Company issued 3,999 CVRs, or 15% interest in the drug ficlatuzumab, originally valued at $0.5 million. The initial estimated value of the CVRs were recorded as a liability and as a reduction to the Series F proceeds. Subsequent to recoupment of our initial co-development costs, upon receipt of a milestone, royalty, or any other type of payment from the Company’s ownership rights in the drug, the Company is required to make a cash payment to the CVR holders equal to 15% of net proceeds, as defined. During the three months ended March 31, 2025 and 2024, the Company recorded no change in fair value due to the remote probability of receiving net proceeds in excess of our initial co-development costs.

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

On April 7, 2022, the Company entered into Amendment No. 3 to the Indi APA, in which the parties agreed to restructure the Milestone Payments. The Company made five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million which began in July 2023, one installment of $5.0 million in April 2024, and one installment of $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million to be paid in October 2024. Interest accrued on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest payable quarterly on the following installment payment date. Our ability to make these payments was subject to ongoing compliance under the Perceptive Term Loan Facility. On September 30, 2024, the Company obtained consent from Perceptive and prepaid the October 1, 2024 exit fee of $6.1 million to Indi. The Company has no remaining obligations to Indi.

During the three months ended March 31, 2024, the Company $0.7 million in interest expense due to the passage of time and fixed payment schedule.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Lab equipment	$5,885	$5,854
Leasehold improvements	28,208	28,192
Computer equipment	1,338	1,305
Furniture and fixtures	1,100	1,100
Software	324	325
Vehicles	97	97
Construction in process	83	89
	37,035	36,962
Less accumulated depreciation	(10,068)	(9,134)
Total property and equipment, net	$26,966	$27,828

Depreciation expense was $0.9 million for both the three months ended March 31, 2025 and 2024, respectively.

Intangible assets, excluding goodwill, consist of the following (in thousands):

	March 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,923	$(905)	$1,018	$1,940	$(877)	$1,063
Purchased technology	16,900	(12,675)	4,225	16,900	(12,206)	4,694
Intangible assets not subject to amortization
Trademarks	117	—	117	117	—	117
Total	$18,940	$(13,580)	$5,360	$18,957	$(13,083)	$5,874

Amortization expense related to definite-lived intangible assets was $0.5 million for both the three months ended March 31, 2025 and 2024, respectively.

Future estimated amortization expense of intangible assets is (in thousands):

As of March 31, 2025
Remainder of 2025	1,514
2026	2,000
2027	1,043
2028	93
2029	85
2030 and thereafter	508
Total	$5,243

Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Compensation related accruals	$4,368	$6,770
Accrued clinical trial expenses	844	919
Other expenses	2,191	2,375
Total accrued liabilities	$7,403	$10,064

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Perceptive Term Loan Facility	$40,000	$40,000
Other	20	26
Unamortized debt discount and debt issuance costs	(3,309)	(3,597)
	36,711	36,429
Less: current maturities	18	21
Long-term notes payable	$36,693	$36,408

Perceptive Term Loan Facility

On November 16, 2022 (the Closing Date), the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP as lender and administrative agent (the Lender). The Credit Agreement provides for a senior secured delayed draw term loan facility with Perceptive Advisors LLC (Perceptive) (the Perceptive Term Loan Facility). The Tranche A Loan, in an aggregate amount of up to $30.0 million (the Tranche A Loan), was funded under the Perceptive Term Loan Facility on November 21, 2022 (the Funding Date). The Company's net proceeds from the Tranche A Loan were approximately $27.9 million, after deducting debt issuance costs and expenses. In addition to the Tranche A Loan, the Perceptive Term Loan Facility included an additional Tranche B Loan, in an aggregate amount of up to $10.0 million, and an additional Tranche C Loan, in an aggregate amount of up to $10.0 million, which were accessible by the Company so long as the Company satisfied certain customary conditions precedent, including revenue milestones. On December 15, 2023, the Company exercised its ability to draw the Tranche B loan for $10.0 million. The Tranche C loan had a prior commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. On February 28, 2025, the Company entered into the Fifth Amendment to the Credit Agreement, whereby subject to the terms and conditions, the Tranche C Loan Commitment Termination Date was extended, providing continued availability to the Tranche C Loan through December 31, 2025 (see below). The Perceptive Term Loan Facility has a maturity date of November 21, 2027 (the Maturity Date) and provides for an interest-only period during the term of the loan with principal due at the Maturity Date.

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of March 31, 2025, the stated interest rate was approximately 13.3%.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

In addition to the Initial and Tranche B Warrants, additional warrants would become exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche C Loan (the Tranche C Warrants). The Company accounted for the Tranche C Warrants as liabilities as the Tranche C Warrants did not meet the criteria for equity treatment (see Note 4 – Fair Value). The Tranche C loan had a prior commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. On February 28, 2025, the Company entered into the Fifth Amendment to the Credit Agreement, whereby subject to the terms and conditions, the Tranche C Loan Commitment Termination Date (as defined in the Credit Agreement) was extended, providing continued availability to the Tranche C Loan through December 31, 2025. In addition, on the Tranche C Loan Borrowing Date (as defined in the Credit Agreement), the Tranche C Warrants, as amended, will become vested and exercisable at an exercise price equal to $0.793, the Company's closing stock price on February 28, 2025.

Representations, Warranties, Covenants, and Events of Default

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require the Company to undertake various reporting and notice requirements, maintain insurance and maintain in full force and effect all Regulatory Approvals, Material Agreements, Material Intellectual Property (each as defined in the Credit Agreement) and other rights, interests or assets (whether tangible or intangible) reasonably necessary for the operations of the Company’s business. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain Investments or Restricted Payments (each as defined in the Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that has the impact of restricting the Company’s ability to make loan repayments under the Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $2.5 million; and (ii) as of the last day of each fiscal quarter commencing on the fiscal quarter ended March 31, 2023, meet certain minimum net revenue threshold amounts agreed to between the Company and Perceptive.

On May 10, 2023, the Company entered into the First Amendment with the Lender, whereby subject to the terms and conditions of the First Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold of each fiscal quarter commencing on the fiscal quarter ended June 30, 2023 through and including the fiscal quarter ended March 31, 2024. As consideration for the First Amendment, the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants) which are equity classified at a per share exercise price equal to $1.6254 (see Note 8 - Equity).

On August 4, 2023 (the Second Amendment Effective Date), the Company entered into the Second Amendment to the Credit Agreement and Guaranty (the Second Amendment) with Perceptive as lender and administrative agent and the Company, as borrower, whereby subject to the terms and conditions of the Second Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ended June 30, 2024 through and including the fiscal quarter ended December 31, 2025.

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

On February 29, 2024 (the Third Amendment Effective Date), the Company entered into the Third Amendment to the Credit Agreement and Guaranty (the Third Amendment) with Perceptive as lender and administrative agent and the Company, as borrower, whereby subject to the terms and conditions of the Third Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ended March 31, 2024 through and including the fiscal quarter ended December 31, 2025.

On October 30, 2024 (the Fourth Amendment Effective Date), the Company entered into the Fourth Amendment to the Credit Agreement and Guaranty (the Fourth Amendment) with Perceptive, as lender and administrative agent, and the Company, as borrower, whereby subject to the terms and conditions of the Fourth Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ended June 30, 2025 through and including the fiscal quarter ended December 31, 2027.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

aggregate amount equal to $10.0 million through December 31, 2025. In addition, on the Tranche C Loan Borrowing Date (as defined in the Credit Agreement), the Tranche C Warrants, as amended, will become vested and exercisable at an exercise price equal to $0.793, the Company's closing stock price on February 28, 2025.

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of March 31, 2025, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

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

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of March 31, 2025
Remainder of 2025	$14
2026	6
2027 and thereafter	40,000
Total	$40,020

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

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the condensed balance sheet as of March 31, 2025.

Operating lease expense for all operating leases was $0.6 million for both the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the weighted-average remaining lease term and discount rate associated with our operating leases were 9.8 years and 11.4%, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of March 31, 2025
Remainder of 2025	$2,857
2026	4,184
2027	4,071
2028	4,160
2029	4,251
2030 and thereafter	23,871
Total future minimum lease payments	43,394
Less amount representing interest	(17,820)
Total lease liabilities	$25,574

Note 8 – Equity

Nasdaq De-Listing Notice

On March 24, 2025, the Company received written notice from the Listing Qualifications Staff (the Staff) of Nasdaq notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had closed below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the Minimum Bid Price Requirement). In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until September 22, 2025 (the Compliance Date), to regain compliance with the Minimum Bid Price Requirement. If, at any time before the Compliance Date, the closing bid price for the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Staff will provide the Company written confirmation of compliance with the Minimum Bid Price Requirement and close the matter. The Company may be eligible for an additional 180 calendar day compliance period. The Company intends to monitor the closing bid price of its common stock and will consider various options available to it if its common stock does not trade at a level to regain compliance with the Minimum Bid Price Requirement. These options include effecting a reverse stock split designed to increase the bid price of the Company’s common stock in an amount sufficient to regain compliance with the Minimum Bid Price Requirement.

At-The-Market Program

The Company maintains an at-the-market (ATM) facility that enables equity financing on an ongoing basis at the Company’s discretion. On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. In connection with establishing the 2024 ATM Program, the Company terminated its prior $50.0 million ATM program established in November 2021, and no additional stock can be issued thereunder. The Company had remaining available capacity for share issuances of up to $50.0 million under the 2024 ATM Program as of March 31, 2025.

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of March 31, 2025.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt), the Company issued the Perceptive Warrant to purchase up to 5,000,000 shares of the Company's common stock, including the Initial Warrants. The per share exercise price

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

for the Initial Warrants is equal to $1.0648. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of March 31, 2025.

On May 10, 2023, as consideration for the First Amendment (see Note 6 – Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants) at a per share exercise price equal to $1.6254, which is equal to the 10-day VWAP of the Company’s common stock ending on the business day immediately prior to the First Amendment Effective Date. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of March 31, 2025.

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 6 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche B Warrants is equal to $1.0648. The Tranche B Warrants are now equity classified and immediately exercisable upon issuance and expire on December 15, 2033. The Tranche B Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 76.2%, a dividend yield of 0% and a risk-free interest rate of 3.91%. All Tranche B Warrants remain outstanding as of March 31, 2025.

Note 9 – Revenue and Accounts Receivable Credit Concentration

We derive our revenue from two sources: (i) Diagnostic Tests, providing lung diagnostic testing services for healthcare providers associated with our five blood-based tests and (ii) Development Services, providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

Diagnostic Tests revenues consist of blood-based lung tests which are recognized in the amount expected to be received in exchange for diagnostic tests when the diagnostic tests are delivered. The Company conducts diagnostic tests and delivers the completed test results to the prescribing physician. The fees for diagnostic tests are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. The Company determines the transaction price related to its diagnostic test contracts by considering the nature of the payer, test type, and historical price concessions granted to groups of customers. For diagnostic test revenue, the Company estimates the transaction price, which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience, using a portfolio approach. The Company recognizes revenues for diagnostic tests upon delivery of the tests to the physicians requesting the tests.

Development Services revenue is generated from the delivery of our on-market tests, pipeline tests, custom diagnostic testing, and other scientific services from contracts and business agreements with other diagnostics and life science tool partners for a purpose as defined by any individual customer, which is often with biopharmaceutical companies. The performance obligations and related revenue for these sales is defined by a written agreement between the Company and the customer. These services are generally completed upon the delivery of testing results, achievement of contractual milestone(s) as defined in the customer agreements, or over the term of the contract which is generally expected to be completed in one year or less. Revenue for these services is recognized upon delivery of the completed test results, upon completion of the contractual milestone(s), or over the term of contract.

Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Diagnostic Tests	$16,316	$13,796
Development Services	1,642	1,022
Total revenues	$17,958	$14,818

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed statements of operations. The Company had $0.7 million in ‘Deferred revenue’ recorded in the condensed balance sheet as of December 31, 2024 and $0.4 million was added throughout 2025 to ‘Deferred revenue’ for up-front cash payments while $0.5 million was recognized in revenues during the three months ended March 31, 2025. The ‘Deferred revenue’ of $0.8 million recorded in the condensed balance sheet as of March 31, 2025 is expected to be recognized in

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

revenues over the next twelve months as test results are delivered and services are performed. As of March 31, 2025 and December 31, 2024, the Company had $0.2 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the condensed balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2025	2024
United Healthcare	4%	12%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 36% and 40% of the Company’s total revenue for the three months ended March 31, 2025 and 2024, respectively.

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	March 31, 2025	December 31, 2024
Medicare	24%	21%
Daiichi Sankyo	—%	14%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of March 31, 2025, 2,618,225 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s condensed statements of operations was (in thousands):

	Three Months Ended March 31,
	2025	2024
Direct costs and expenses	$43	$16
Research and development	70	25
Sales, marketing, general and administrative	859	2,599
Total	$972	$2,640

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $6.4 million as of March 31, 2025 and is expected to be amortized to expense over the next 2.5 years.

Stock Options

Stock option activity during the three months ended March 31, 2025, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2025	4,163	$2.49	7.7	$964
Granted	2,436	0.92	—	—
Forfeited/canceled	(74)	1.48	—	—
Exercised	—	—	—	—
Outstanding ‑ March 31, 2025	6,525	$1.91	8.4	$31
Exercisable ‑ March 31, 2025	2,400	$2.97	6.5	$31

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Restricted Stock Unit Activity

Restricted stock unit activity during the three months ended March 31, 2025 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2025	3,771	$1.84
Granted	790	0.92
Forfeited/canceled	—	—
Released	(486)	2.01
Outstanding ‑ March 31, 2025	4,075	$1.64

Bonus-to-Options Program

The Company also had a Bonus-to-Options Program (the Bonus Option Program) which allowed participants who so elected to convert a portion of their annual cash bonus into fully vested, non-qualified stock options to purchase shares of common stock. Participation was limited to the Chief Executive Officer, direct reports to the Chief Executive Officer and Vice Presidents of the Company. Beginning with fiscal year 2025, the Company terminated the Bonus Option Program to convert future annual cash bonuses to stock options. Stock options previously granted through the Bonus Option Program will remain vested and outstanding until they are exercised, forfeited, or expire. As part of the Bonus Option Program, the Company recorded the following activity during the three months ended March 31, 2025 (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2025	1,364	$2.04	8.0	$35
Granted	712	0.92	—	—
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—
Outstanding ‑ March 31, 2025	2,076	$1.66	8.5	$—
Exercisable ‑ March 31, 2025	2,076	$1.66	8.5	$—

The Company recorded zero and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, related to the estimate of the Bonus Option Program. Options granted pertaining to the performance of the Bonus Option Program were typically approved and granted in first quarter of the year following completion of the fiscal year.

The weighted average fair value of the Bonus Options and stock options to purchase common stock granted during the three months ended March 31, 2025 and 2024 was $0.68 and $1.24, respectively.

Employee Stock Purchase Plan

The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the three months ended March 31, 2025, 464,881 shares were issued under the ESPP, leaving 48,500 shares reserved for future issuance.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Basic and diluted loss per share as of the dates indicated were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss attributable to common stockholders	$(11,101)	$(13,614)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	146,547	97,166
Net loss per share, basic and diluted	$(0.08)	$(0.14)

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	8,601	5,035
Shares committed under ESPP	39	24
Warrants	5,603	5,603
Restricted stock units	4,075	3,606
Total	18,318	14,268

Note 12 – Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three months ended March 31, 2025 and 2024.

Note 13 – Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (CODM) in deciding how to allocate resources and assess performance. The Company's Chief Executive Officer and Chief Financial Officer, as a group, represents the entity's chief operating decision makers. The Company’s CODM views the Company’s operations and manages its business as a single operating segment focused on diagnostic testing in the clinical setting and providing services to biopharmaceutical companies (see Note 9 – Revenue and Accounts Receivable Credit Concentration). The CODM views the Company's operations as a single operating segment as each revenue stream utilizes the same equipment and resources. In addition, discrete financial information is not available for each revenue stream other than gross margin. The accounting policies of the segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.

Substantially all of the Company’s revenue and all long-lived assets were derived or are located in the United States for the three months ended March 31, 2025 and 2024. The measure of segment assets is reported on the balance sheet as total assets.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The CODM regularly reviews the following significant expenses and other segment items. A summary of the significant expenses and other segment items reported in the Company’s statements of operations as of the dates indicated is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$17,958	$14,818
Less:
Direct costs and expenses (less employee related expenses and depreciation and amortization)	2,522	2,168
Employee related expenses (less share-based compensation expenses)	14,804	12,992
Contracted services expenses	2,322	1,587
Sales and marketing education and event expenses	1,869	2,149
Occupancy and equipment service expenses	1,004	1,153
Clinical trials and associated costs	502	196
Depreciation and amortization expense	1,440	1,420
Share-based compensation expenses	972	2,640
Interest expense	1,685	2,529
Change in fair value of warrant liability, net	378	—
Other segment items (1)	1,561	1,598
Net loss	$(11,101)	$(13,614)
(1)
Other segment items in segment net loss primarily include software and IT related expenses, administrative and professional development expenses, risk management and insurance expenses, other non-cash expenses, and allocated overhead expenses.

Note 14 – Commitments and Contingencies

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a registrational Phase 3 clinical trial for ficlatuzumab which began in January 2024. There were no royalties received or expenses related to this agreement for the three months ended March 31, 2025 and 2024 and the Company has no obligations related to the AVEO agreement as of March 31, 2025.

License Agreements

In August 2019, the Company entered into a non-exclusive license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad) (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. There are no license fees related to this agreement. The Bio-Rad License was set to expire in August 2024. In May 2024, the Company amended the agreement to extend the Bio-Rad License to August 2026. In August 2019, the Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License was $0.1 million for both the three months ended March 31, 2025 and 2024, respectively.

On October 31, 2019, we completed an acquisition of Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") including its COLA/CLIA lab in De Soto, Kansas and its pulmonary nodule malignancy test, then marketed in the United States as the EarlyCDT Lung® test. We renamed and relaunched the test on February 28, 2020 as the Nodify CDT test. As part of the acquisition of the assets of Oncimmune, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to the Nodify CDT test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter. Royalty expenses were $0.4 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

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

Note 15 – Subsequent Events

On May 8, 2025, the Company exercised its ability to draw the Tranche C loan under the Perceptive Term Loan Facility for $10.0 million (the Tranche C Loan) pursuant to the Credit Agreement with the Lender. The Perceptive Term Loan Facility has a maturity date of November 21, 2027 and provides for an interest-only period during the term of the loan with principal due at the maturity date. The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%.

As consideration for drawing the Tranche C Loan, the Company agreed to modify the previously agreed upon per share exercise price of $1.0648 for the Perceptive Warrant and per share exercise price of $1.6254 for the First Amendment Warrants, to purchase up to 5,500,000 shares of the Company's common stock, at a new per share exercise of $0.4191, which is equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (Form 10-K) and the Condensed Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on March 3, 2025.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of March 31, 2025 and 2024 and for the three months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three months ended March 31, 2025 and 2024 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Biodesix Diagnostic Tests support clinical decisions to expedite personalized care and improve outcomes for patients with lung disease. We believe our diagnostic tests help healthcare providers meaningfully improve lung disease diagnosis, treatment, and monitoring as well as lower the overall healthcare cost by reducing the use of ineffective and unnecessary treatments and procedures. We currently offer two tests that assess the risk of cancer in lung nodules and three tests that provide treatment guidance after a lung cancer diagnosis.

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

Biodesix Development Services enable the world’s leading biopharmaceutical, life sciences, and research institutions with scientific, technological, and operational capabilities that fuel the development of diagnostic tests, tools, and therapeutics. We provide development services to enable therapeutic clinical trials, the validation of life sciences tools and diagnostics, and the discovery, development, and commercialization of diagnostics. Biodesix Development Services have been utilized by over 65 industry clients and academic partners.

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

We offer end-to-end diagnostic solutions, including translational research, initial biomarker discovery, assay design, development, and validation, testing of clinical trial samples, regulatory, reimbursement, commercialization, and logistical support services. We offer our existing on-market tests, a suite of other research tests and the capability to custom design and develop novel tests for use by our customers.

While our Development Services revenue continues to grow, it is important to note that we benefit from these partnerships in ways that expand beyond revenue. We are continuously expanding our knowledge and biological understanding of multiple diseases and the rapidly evolving treatment and regulatory approval landscape.

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

First Quarter 2025 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended March 31, 2025 as compared to the same period in 2024 unless otherwise noted:

•
Total revenue of $18.0 million for the first quarter 2025, an increase of 21% over the respective prior year comparable period;
o
Diagnostic Testing revenue of $16.3 million for the first quarter, an increase of 18% over the respective prior year comparable period; primarily driven by an increase in total tests delivered;

o
Development Services revenue of $1.7 million for the first quarter, an increase of 61% over the respective prior year comparable period;
•
Gross margin was $14.3 million, or 79.4%, for the first quarter 2025, as a percentage of revenue compared to 78.6% in the prior year comparable period, continuing to be driven by growth in Diagnostic testing and optimization of testing workflows that resulted in improvements in costs per test and the ongoing expansion of our Development Services business;
•
Operating expenses (excluding direct costs and expenses) of $23.4 million for the first quarter 2025, an increase of 3% over the respective prior year comparable period;
o
Increase in operating expenses is attributed to a $900 thousand increase in Research and Development costs due to the investment in clinical studies to support on-market and pipeline products partially offset by a 1% decrease in Sales, General and Administrative costs;
o
Includes non-cash stock compensation expense of $1.0 million during the first quarter 2025, a decrease from $2.6 million in the prior year period.
•
Net loss of $11.1 million for the first quarter 2025, an improvement of 18% over the respective prior year comparable period;
•
Cash and cash equivalents of $17.6 million as of March 31, 2025. Subsequent to quarter end, we received $10.0 million from Tranche C of the amended term loan facility with Perceptive Advisors. The pro forma cash balance is $27.6 million. As consideration for drawing Tranche C of the amended term loan facility, the Company agreed to modify the previously agreed upon per share exercise prices of the outstanding warrants to a new per share exercise of $0.4191.

Components of Operating Results

Revenues

We derive our revenue from two sources: (i) Biodesix Diagnostic Tests (Diagnostic Tests), providing lung diagnostic testing services for healthcare providers associated with our five blood-based tests and (ii) Biodesix Development Services (Development Services) providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

Diagnostic Tests

Diagnostic Tests revenue is generated from delivery of results from our diagnostic tests. In the United States, we performed tests as both an in-network and out-of-network service provider depending on the test performed and the contracted status of the insurer. We consider diagnostic testing to be completed upon the delivery of test results to our customer, either the prescribing physician or third-party to which we contracted for services to be performed, which is considered the performance obligation. The fees for such services are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. We determine the transaction price related to our contracts by considering the nature of the payer, test type, the historical amount of time until payment by a payer and historical price concessions granted to groups of customers.

Development Services

Development Services revenue is generated from the delivery of our on-market tests, pipeline tests, custom diagnostic testing, and other scientific services from contracts and business agreements with other diagnostics and life science tool partners for a purpose as defined by any individual customer. The performance obligations and related revenue for these sales is defined by a written agreement between us and our customer. These services are generally completed upon the delivery of testing results, or other contractually defined milestone(s), to the customer, which is considered the performance obligation. Customers for these services are typically mid-size to large pharmaceutical companies where collectability is reasonably assured and therefore revenue is accrued upon completion of the performance obligations. Revenue derived from services is often unpredictable and can cause significant swings in our overall net revenue line from quarter to quarter.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the three months ended March 31, 2025 interest expense primarily consists of cash and non-cash interest from the Perceptive Term Loan Facility. For the three months ended March 31, 2024, interest expense consists of cash and non-cash interest from the Perceptive Term Loan Facility, contingent consideration, and changes in the fair value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. Interest income, which is included in ‘Other income, net’ in the statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues	$17,958	$14,818	$3,140	21%
Operating expenses
Direct costs and expenses	3,703	3,175	528	17%
Research and development	2,870	2,040	830	41%
Sales, marketing, general and administrative	20,448	20,556	(108)	(1)%
Impairment loss on intangible assets	73	68	5	7%
Total operating expenses	27,094	25,839	1,255	5%
Loss from operations	(9,136)	(11,021)	1,885	17%
Other (expense) income
Interest expense	(1,685)	(2,529)	844	33%
Change in fair value of warrant liability, net	(378)	—	(378)	(100)%
Other income (expense), net	98	(64)	162	253%
Total other expense	(1,965)	(2,593)	628	24%
Net loss	$(11,101)	$(13,614)	$2,513	18%

Share-based compensation (1)	$972	$2,640	$(1,668)	(63)%
(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues
Diagnostic Tests	16,316	13,796	2,520	18%
Development Services	1,642	1,022	620	61%
Total revenues	$17,958	$14,818	$3,140	21%

Total revenues increased $3.1 million or 21% for the three months ended March 31, 2025 compared to the same period in 2024.

Diagnostic Tests revenue increased $2.5 million or 18% for the three months ended March 31, 2025 compared to the same period in 2024. This increase is primarily due to an increase of $2.7 million in the Nodify Lung Nodule Risk Assessment testing strategy driven by an increase in tests delivered as our sales efforts continue to focus on Nodify CDT and XL2 tests. The increase in revenue was partially offset by a $0.1 million decrease in the IQLung testing strategy.

Development Services revenue increased $0.6 million or 61% for the three months ended March 31, 2025 compared to the same period in 2024. The increase in revenue was primarily a result of delivering against our expanding book of business and securing new agreements.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased $0.5 million or 17% for the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by the increase in testing volume compared to the same period in 2024, partially offset by the optimization of testing workflows that resulted in improvements in costs per test.

Research and development

Research and development expenses increased $0.8 million or 41% for the three months ended March 31, 2025 compared to the same period in 2024. The increase in costs was primarily due to an increase in internal expenses associated with compensation and benefit costs resulting from an increase in headcount and an increase in external costs associated with clinical trials and data acquisition costs.

The following table summarizes our external and internal costs for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
External expenses:
Clinical trials and associated costs	$502	$196	$306	156%
Other external costs	727	669	58	9%
Total external costs	1,229	865	364	42%
Internal expenses	1,641	1,175	466	40%
Total research and development expenses	$2,870	$2,040	$830	41%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses decreased $0.1 million or 1% for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in costs was driven primarily by decreases in employee compensation and benefits associated with a decrease in share-based compensation expenses which was partially offset by increases in non-employee costs associated with increased spending on external legal and administration costs.

Non-operating Expenses

Interest expense

Interest expense decreased $0.8 million or 33% for the three months ended March 31, 2025 compared to the same period in 2024. The interest expense for the three months ended March 31, 2025 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility of $1.7 million. The interest expense for the three months ended March 31, 2024 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility of $1.8 million and interest associated with the contingent consideration of $0.7 million, which was paid in full on September 30, 2024.

Change in fair value of warrant liability, net

On February 28, 2025, the Company entered into the Fifth Amendment to the Credit Agreement with Perceptive, whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan Commitment Termination Date was extended, providing continued availability to the Tranche C Loan through December 31, 2025. In addition, on the Tranche C Loan Borrowing Date, the Tranche C Warrants, as amended, will become vested and exercisable at an exercise price equal to $0.793, the Company's closing stock price on February 28, 2025. During the three months ended March 31, 2025, the Company recorded a $0.4 million loss as a change in fair value of warrant liability through the condensed statements of operations due to changes in unobservable inputs. This was a result of changes in the probability of our ability to draw on the Tranche C Loan.

Other income (expense), net

During the three months ended March 31, 2025, the Company recorded other income, net of $0.1 million primarily related to interest income. During the three months ended March 31, 2024, the Company expensed approximately $0.1 million of deferred offering costs to 'Other (expense) income, net' in the condensed statement of operations as a result of changes in the probability of our ability to fully utilize the LPC Facility prior to the termination date.

Liquidity and Capital Resources

We are an emerging growth company and, as such, have yet to generate positive cash flows from operations. We have funded our operations to date principally from net proceeds from the sale of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness.

The Company amended the Indi APA agreement in April 2022 in which all parties agreed to restructure the Milestone Payments whereby the Company would make five quarterly installments of $2.0 million each beginning in April 2022, three quarterly installments of $3.0 million beginning in July 2023, one installment of $5.0 million in April 2024, and one installment of approximately $8.4 million in July 2024. In addition, the Company agreed to an exit fee of approximately $6.1 million in October 2024. Interest accrued on the difference between the payment schedule as agreed in the August 2021 amendment and the April 2022 amended payment schedule, at an aggregate per annum rate equal to 10%, with such interest to be payable quarterly on the following installment payment date. The exit fee was paid on September 30, 2024, and the Company has no remaining obligations to Indi.

On November 21, 2022, the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP (Perceptive) as lender and administrative agent (the Lender) for up to $50.0 million, with funding of $30.0 million and the issuance of warrants exercisable into 3,000,000 shares of the Company’s common stock occurring on November 21, 2022, and two additional contingently issuable tranches of $10.0 million each subject to certain terms and conditions, including revenue milestones. During the three months ended December 31, 2023, the Company met the conditions precedent associated with the Tranche B Loan and, on December 15, 2023, the Company exercised its ability to draw the Tranche B loan for $10.0 million (the Tranche B Loan). The Tranche C loan had a prior commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan (see below for further details related to the Fifth Amendment).

On February 29, 2024 (the Third Amendment Effective Date), the Company entered into the Third Amendment to the Credit Agreement (the Third Amendment) with Perceptive, whereby subject to the terms and conditions of the Third Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ended March 31, 2024 through and including the fiscal quarter ending December 31, 2025.

On April 9, 2024, the Company closed an underwritten offering of common stock and a concurrent private placement. Collectively, the Company raised net proceeds of approximately $51.3 million.

On October 30, 2024 (the Fourth Amendment Effective Date), the Company entered into the Fourth Amendment to the Credit Agreement (the Fourth Amendment) with Perceptive, whereby subject to the terms and conditions of the Fourth Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ending June 30, 2025 through and including the fiscal quarter ending December 31, 2027.

On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. In connection with establishing the 2024 ATM Program, the Company terminated its prior $50.0 million ATM program established in November 2021, and no additional stock can be issued thereunder. As of March 31, 2025, the Company had remaining available capacity for share issuances of up to $50.0 million under the 2024 ATM Program.

On February 28, 2025 (the Fifth Amendment Effective Date), the Company entered into the Fifth Amendment to the Credit Agreement (the Fifth Amendment) with Perceptive, whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan revenue milestone was eliminated and the Commitment Termination Date (as defined in the Credit Agreement) was extended, providing continued availability to the Tranche C Loan in an aggregate amount equal to $10.0 million through December 31, 2025.

On March 24, 2025, the Company received written notice from the Listing Qualifications Staff (the Staff) of The Nasdaq Stock Market LLC (Nasdaq) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had closed below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the Minimum Bid Price Requirement). In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until September 22, 2025 (the Compliance Date), to regain compliance with the Minimum Bid Price Requirement. If, at any time before the Compliance Date, the closing bid price for the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Staff will provide the Company written confirmation of compliance with the Minimum Bid Price Requirement and close the matter. The Company may be eligible for an additional 180 calendar day compliance period. The Company intends to monitor the closing bid price of its common stock and will consider various options available to it if its common stock does not trade at a level to regain compliance with the Minimum Bid Price Requirement. These options include effecting a reverse stock split designed to increase the bid price of the Company’s common stock in an amount sufficient to regain compliance with the Minimum Bid Price Requirement.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash flows (used in) provided by :
Operating activities	$(8,602)	$(15,311)
Investing activities	(137)	(273)
Financing activities	97	791
Net decrease in cash and cash equivalents and restricted cash	$(8,642)	$(14,793)

Our cash flows resulted in a net decrease in cash and cash equivalents and restricted cash of $8.6 million during the three months ended March 31, 2025 as compared to the net decrease in cash of $14.8 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, net cash used in operating activities totaled $8.6 million, an decrease of approximately $6.7 million compared to the same period in 2024 primarily due to favorable changes in net working capital of $6.2 million, which includes a decrease of $3.4 million in payments made for contingent consideration during the three months ended March 31, 2024. This also includes an improvement in net working capital for the timing of cash receipts from customers and payments to vendors of $2.8 million and a year-over-year decrease in net loss from operations of $2.9 million.

Net cash used in investing activities during the three months ended March 31, 2025 totaled $0.1 million, a decrease of $0.2 million compared to the same period in 2024. The decrease in net cash used in investing activities was primarily due to decreases in purchases of property and equipment and capital expenditures.

Net cash provided by financing activities during the three months ended March 31, 2025 totaled $0.1 million, a decrease of $0.7 million compared to the same period in 2024. The net cash provided by financing activities for the three months ended March 31, 2025 primarily resulted from $0.3 million in net proceeds from our ESPP, partially offset by payments of $0.2 million associated with our finance lease obligations. The net cash provided by financing activities for the three months ended March 31, 2024 primarily resulted from $0.9 million in net proceeds from the issuance of common stock under the ATM facility and the ESPP, partially offset by repayment of financing leases of $0.1 million.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of March 31, 2025 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$54,448	$5,426	$49,022	$—	$—
Operating lease obligations	43,395	3,931	8,205	8,455	22,804
Finance lease obligations	1,355	815	540	—	—
Total	$99,198	$10,172	$57,767	$8,455	$22,804

(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect on March 31, 2025.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2025, we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

In accordance with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Certain of these estimates significantly influence the portrayal of our financial condition and results of operations and require us to make difficult, subjective or complex judgments. Our critical accounting policies are described in greater detail below and in Note 2 to our condensed financial statements in Part 1 of this Quarterly Report on Form 10-Q as well as Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on March 3, 2025.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of March 31, 2025, we had $40.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of March 31, 2025, a hypothetical 100 basis point increase in interest rates would have an estimated $0.4 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

There were no changes to our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonable likely to materially effect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors as disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K as of and for the year ended December 31, 2024, filed March 3, 2025. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could materially and adversely affect our business, financial condition and results of operations.

There can be no assurance that our common stock will continue to trade on The Nasdaq Stock Market LLC or another national securities exchange.

There can be no assurance that we will be able to continue to meet The Nasdaq Global Market listing standards. If we are unable to maintain compliance with all applicable listing standards, our common stock may no longer be listed on The Nasdaq Global Market or another national securities exchange and the liquidity and market price of our common stock may be adversely affected.

We are currently out of compliance with the standards and requirements for continued listing on Nasdaq. On March 24, 2025, we received written notice from the Listing Qualifications Staff (the Staff) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock had closed below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the Minimum Bid Price Requirement). In accordance with Nasdaq rules, we have been provided an initial period of 180 calendar days, or until September 22, 2025 (the Compliance Date), to regain compliance with the Minimum Bid Price Requirement. If, at any time before the Compliance Date, the closing bid price for our common stock is at least $1.00 for a minimum of ten consecutive business days, the Staff will provide written confirmation of compliance with the Minimum Bid Price Requirement and close the matter. We may also be eligible for an additional 180 calendar day compliance period. We intend to monitor the closing bid price of our common stock and will consider various options available to us if our common stock does not trade at a level to regain compliance with the Minimum Bid Price Requirement. These options include effecting a reverse stock split designed to increase the bid price of our common stock in an amount sufficient to regain compliance with the Minimum Bid Price Requirement.

The Nasdaq notification has no effect at this time on the listing of our common stock, but if we fail to meet Nasdaq’s continued listing requirements and Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we could face significant material adverse consequences, including, without limitation, a substantial reduction in the liquidity of our common stock, which could limit our access to capital markets for any potential future fundraising.

Enhanced U.S. tariffs, import/export restrictions or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes. Current or future tariffs imposed by the U.S. may negatively impact our business. For example, in early 2025, the U.S. presidential administration threatened or imposed tariffs on imports from various countries, including China, Mexico, and Canada. In response, some of these countries threatened or announced tariffs on imports from the U.S. The extent to which these threats will be enacted and the duration for which enacted tariffs will be in place remain uncertain and could lead to economic decline, which could negatively impact our results of operations.

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

On September 29, 2023, FDA announced a proposed rule to amend its regulations to explicitly regulate laboratory developed tests (LDTs) as in vitro diagnostic tests in accordance with the agency’s regulatory authority over medical devices. The FDA finalized its rule on May 6, 2024 and announced that the agency will phase-out its LDT enforcement discretion policy in gradual stages over a total period of four years. LDTs that fall within targeted enforcement discretion policies may be exempt from some of these requirements. If the final rule, or a similar policy, were to take effect, our tests that are currently offered as LDTs could become subject to certain statutory and regulatory provisions that are applicable to medical devices, including but not limited to, medical device reporting and correction and removal reporting requirements, quality systems regulations, registration and listing requirements, and premarket review requirements. Under the final rule, laboratories offering “high-risk tests that will be subject to premarket authorization application requirements or licensure under Section 351 of the Public Health Service Act, will need to ensure that the appropriate submission is received by the FDA before November 6, 2027. Laboratories offering “moderate-risk” or “low-risk” tests that will be subject to De Novo authorization or premarket notification submissions will need to ensure that the appropriate submission is received by the FDA before May 6, 2028. Other regulatory requirements will be gradually phased in beginning on May 6, 2025.

Failure to comply with applicable requirements under the relevant timeframes could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial enforcement actions, which in turn may have an adverse impact on our business, financial condition, and results of operations.

Legal challenges have been filed in federal district court over the agency’s authority to regulate LDTs as medical devices. On March 31, 2025, the U.S. District Court for the Eastern District of Texas struck down the FDA’s final rule, concluding that it exceeds FDA’s statutory jurisdiction, authority, or limitations. The final rule was vacated and remanded to FDA for further consideration based on the opinion, with the court stating that “[t]here is no likelihood that FDA can justify its decision on remand, given that the final rule exceeds its authority under the FDCA.” Congress has also considered legislation to establish a new comprehensive regulatory framework that would provide oversight over LDTs.

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

Legal challenges have been filed in federal district court over the agency’s authority to regulate LDTs as medical devices. On March 31, 2025, the U.S. District Court for the Eastern District of Texas struck down the FDA’s final rule, concluding that it exceeds FDA’s statutory jurisdiction, authority, or limitations. The final rule was vacated and remanded to FDA for further consideration based on the opinion, with the court stating that “[t]here is no likelihood that FDA can justify its decision on remand, given that the final rule exceeds its authority under the FDCA.” Congress has also considered legislation to establish a new comprehensive regulatory framework that would provide oversight over LDTs. The incoming Trump Administration may also reverse the final rule.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025.

Item 6. Exhibits.

Exhibit Number	Description

4.1*	First Amendment to Warrant Certificate, dated May 12, 2025, issued by the Company to Perceptive Credit Holdings IV, LP.

4.2*	Second Amendment to Warrant Certificate, dated May 12, 2025, issued by the Company to Perceptive Credit Holdings IV, LP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: May 13, 2025	By:	/s/ CHRISTOPHER C. VAZQUEZ
Christopher C. Vazquez
Chief Accounting Officer
(Principal Accounting Officer)