Form 10-Q
period 2025-06-30
BIODESIX INC
filed 2025-08-07
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of July 31, 2025, the Registrant had 146,633,352 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$20,728	$26,245
Accounts receivable, net of allowance for credit losses of $76 and $481	7,451	8,603
Other current assets	4,266	4,636
Total current assets	32,445	39,484
Non‑current assets
Property and equipment, net	26,135	27,828
Intangible assets, net	4,871	5,874
Operating lease right-of-use assets	2,106	1,767
Goodwill	15,031	15,031
Other long-term assets	7,152	7,260
Total non‑current assets	55,295	57,760
Total assets	$87,740	$97,244

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,973	$2,194
Accrued liabilities	9,684	10,064
Deferred revenue	617	678
Current portion of operating lease liabilities	1,232	719
Current portion of notes payable	16	21
Other current liabilities	638	641
Total current liabilities	15,160	14,317
Non‑current liabilities
Long‑term notes payable, net of current portion	46,782	36,408
Long-term operating lease liabilities	24,111	24,828
Other long-term liabilities	549	815
Total non‑current liabilities	71,442	62,051
Total liabilities	86,602	76,368
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2025 and 2024) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 146,584,110 (2025) and 145,491,569 (2024) shares issued and outstanding	146	145
Additional paid‑in capital	486,058	483,228
Accumulated deficit	(485,066)	(462,497)
Total stockholders' equity	1,138	20,876
Total liabilities and stockholders' equity	$87,740	$97,244

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$20,018	$17,925	$37,976	$32,743
Operating expenses:
Direct costs and expenses	4,031	3,877	7,734	7,052
Research and development	3,269	2,558	6,139	4,598
Sales, marketing, general and administrative	22,411	19,660	42,859	40,216
Impairment loss on intangible assets	26	67	99	135
Total operating expenses	29,737	26,162	56,831	52,001
Loss from operations	(9,719)	(8,237)	(18,855)	(19,258)
Other (expense) income:
Interest expense	(1,898)	(1,936)	(3,583)	(4,465)
Loss on extinguishment of liabilities	—	(248)	—	(248)
Change in fair value of warrant liability, net	98	—	(280)	—
Other income (expense), net	51	(387)	149	(451)
Total other expense	(1,749)	(2,571)	(3,714)	(5,164)

Net loss	$(11,468)	$(10,808)	$(22,569)	$(24,422)
Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.15)	$(0.22)
Weighted-average shares outstanding, basic and diluted	146,656	127,168	146,328	112,167

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' Equity (Deficit)

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance ‑ December 31, 2024	145,492	$145	$483,228	$(462,497)	$20,876
Issuance of common stock under employee stock purchase plan	465	—	313	—	313
Release of restricted stock units	486	1	(1)	—	—
Share‑based compensation	—	—	972	—	972
Net loss	—	—	—	(11,101)	(11,101)
Balance ‑ March 31, 2025	146,443	146	484,512	(473,598)	11,060
Release of restricted stock units	141	—	—	—	—
Share‑based compensation	—	—	1,039	—	1,039
Change in fair value of Perceptive Warrants	—	—	227	—	227
Reclassification of Tranche C warrants to additional paid-in capital	—	—	280	—	280
Net loss	—	—	—	(11,468)	(11,468)
Balance - June 30, 2025	146,584	$146	$486,058	$(485,066)	$1,138

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance ‑ December 31, 2023	96,236	$96	$424,050	$(419,566)	$4,580
Issuance of common stock, net	314	1	606	—	607
Issuance of common stock under employee stock purchase plan	216	—	282	—	282
Exercise of stock options	6	—	3	—	3
Release of restricted stock units	387	—	—	—	—
Share‑based compensation	—	—	2,640	—	2,640
Net loss	—	—	—	(13,614)	(13,614)
Balance ‑ March 31, 2024	97,159	97	427,581	(433,180)	(5,502)
Conversion of preferred stock liabilities to common stock, net	30,435	31	33,119	—	33,150
Issuance of common stock, net	17,392	17	18,181	—	18,198
Exercise of stock options	8	—	4	—	4
Release of restricted stock units	156	—	—	—	—
Share‑based compensation	—	—	1,218	—	1,218
Net loss	—	—	—	(10,808)	(10,808)
Balance - June 30, 2024	145,150	$145	$480,103	$(443,988)	$36,260

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(22,569)	$(24,422)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	2,876	2,832
Accretion of lease right-of-use assets	(59)	(191)
Loss on extinguishment of liabilities	—	248
Share‑based compensation expense	2,011	3,858
Change in fair value of warrant liability, net	280	—
Provision for credit losses	109	220
Accrued interest, amortization of debt issuance costs and other	639	2,084
Inventory excess and obsolescence	11	12
Impairment loss on intangible assets	99	135
Changes in operating assets and liabilities:
Accounts receivable	1,085	(2,669)
Other current assets	318	1,129
Other long-term assets	(5)	12
Accounts payable and other accrued liabilities	399	(679)
Deferred revenue	(114)	71
Contingent consideration	—	(17,167)
Current and long-term operating lease liabilities	(250)	645
Net cash, cash equivalents, and restricted cash used in operating activities	(15,170)	(33,882)

Cash flows from investing activities
Purchase of property and equipment	(125)	(2,160)
Patent costs and intangible asset acquisition, net	(107)	(110)
Net cash, cash equivalents, and restricted cash used in investing activities	(232)	(2,270)

Cash flows from financing activities
Proceeds from the issuance of common stock	—	55,625
Proceeds from issuance of common stock under employee stock purchase plan	313	282
Proceeds from exercise of stock options	—	7
Proceeds from term loan and notes payable	10,000	—
Repayment of term loan and notes payable	(12)	(25)
Payment of debt issuance costs	(27)	(37)
Equity financing costs	—	(3,615)
Other	(388)	(150)
Net cash, cash equivalents, and restricted cash provided by financing activities	9,886	52,087
Net decrease in cash, cash equivalents, and restricted cash	(5,516)	15,935
Cash, cash equivalents, and restricted cash ‑ beginning of period	26,332	26,371
Cash, cash equivalents, and restricted cash ‑ end of period	$20,816	$42,306

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Six Months Ended June 30,
	2025	2024
Debt issuance costs included in accounts payable and other accrued liabilities	$—	$2
Equity financing costs included in accounts payable and other accrued liabilities	—	55
Operating lease right-of-use asset obtained in exchange for lease liabilities	45	281
Finance lease right-of-use assets obtained in exchange for lease liabilities	172	326
Cash paid for interest	2,941	2,472
Change in fair value of Perceptive Warrants	227	—
Reclassification of Tranche C warrants to additional paid-in capital	280	—
Purchases of property & equipment included in accounts payable and accrued liabilities	—	68

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company”, “Biodesix”, “we” “us” and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado and the Company performs its diagnostic tests and services in its laboratory facilities which are located in Louisville, Colorado and De Soto, Kansas. The Company conducts all of its operations within a single legal entity. Biodesix is a leading diagnostic solutions company, driven to improve clinical care and outcomes for patients. The Company develops diagnostic tests using a multi-omic approach to harness the strengths of different technologies that are best suited to address important clinical questions. We derive our revenue from two sources: (i) Biodesix Diagnostic Tests (Diagnostic Tests), providing lung diagnostic testing services for healthcare providers associated with our five blood-based tests and (ii) Biodesix Development Services (Development Services) providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

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

Note 2 – Summary of Significant Accounting Policies and Other Information

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information and reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted. The condensed balance sheet as of June 30, 2025 was derived from the audited financial statements.

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

For a discussion of credit risk concentration of accounts receivable as of June 30, 2025 and December 31, 2024, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. For both of the periods ended June 30, 2025 and December 31, 2024, the Company had $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying condensed balance sheets.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of assembly and testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the condensed balance sheets and was $1.6 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively. The Company recorded an insignificant reserve for excess inventory as of June 30, 2025 and December 31, 2024, respectively. During both the six months ended June 30, 2025 and 2024, the Company recorded an insignificant amount to the condensed statements of operations for excess and obsolete inventory.

Leases

The Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC and subsequently assigned to CVP I Owner LLC (see Note 7 – Leases). As of June 30, 2025 and December 31, 2024, the $5.0 million refundable deposit is reported within 'Other long-term assets' in the condensed balance sheets.

The Company holds and acts as a lessee under various finance lease agreements for laboratory equipment in Colorado and Kansas. As of June 30, 2025 and December 31, 2024, the Company had $2.1 million and $2.2 million recorded as net finance lease ROU assets within 'Other long-term assets' in the balance sheets.

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

Retirement Plan

The Company has a defined contribution retirement plan in which all employees are eligible to participate. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Beginning in 2025, the Company began making discretionary employer matching contributions. During the three and six months ended June 30, 2025, the Company's total contributions to the plan were $0.1 million and $0.4 million, respectively.

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

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the condensed balance sheets, which may differ from their respective fair values. The fair value of borrowings as of June 30, 2025 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The carrying value of outstanding borrowings approximates the fair value as of June 30, 2025 and December 31, 2024. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$46,798	$46,866	$36,429	$37,484

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

The table below presents the reported fair values of contingent consideration and warrant liabilities, which are classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

As of
Description	June 30, 2025	December 31, 2024
Warrant liabilities	$—	$—
Contingent value rights	$—	$—

The following table presents the changes in warrant liabilities for the dates indicated (in thousands):

For the six months ended June 30, 2025
Level 3 Rollforward	Warrant Liabilities
Balance - January 1, 2025	$—
Changes in fair value, net	280
Reclassification of Tranche C Warrants to additional paid-in capital	(280)
Balance - June 30, 2025	$—

The following table presents the changes in contingent consideration for the dates indicated (in thousands):

For the six months ended June 30, 2025
Level 3 Rollforward	Contingent Consideration
Beginning balances - January 1, 2024	$21,857
Interest expense	900
Loss on extinguishment of liabilities	248
Payments	(17,167)
Ending balances - June 30, 2024	$5,838

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

The fair value of the Tranche C Warrants was determined using a Black-Scholes option-pricing model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value included the fair value of the Company's common stock, risk-free rate, the volatility of common stock, and the probability of the expected borrowing. The Tranche C loan had a prior commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. On February 28, 2025 (the Fifth Amendment Effective Date), the Company entered into the Fifth Amendment to the Credit Agreement and Guaranty (the Fifth Amendment) with Perceptive (see Note 6 – Debt), whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan Commitment Termination Date (as defined in the Credit Agreement) was extended, providing continued availability to the Tranche C Loan through December 31, 2025. In addition, on the Tranche C Loan Borrowing Date (as defined in the Credit Agreement), the Tranche C Warrants, as amended, would become vested and exercisable at an exercise price equal to $0.793, the Company's closing stock price on February 28, 2025.

On May 8, 2025, the Company exercised its ability to draw the Tranche C loan under the Perceptive Term Loan Facility for $10.0 million (the Tranche C Loan) pursuant to the Credit Agreement. As consideration for drawing the Tranche C Loan, the Company agreed

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

to modify the previously agreed upon per share exercise price of $0.793 for the Tranche C Warrants to a new per share exercise of $0.4191, which was equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. In connection with the Tranche C draw, the Company remeasured the Tranche C Warrants through the Tranche C Borrowing Date and recorded the change in fair value through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital (see Note 10 – Equity).

During the three and six months ended June 30, 2025, the Company recorded a gain of $0.1 million and a loss of $0.3 million, respectively, as a change in fair value through the condensed statements of operations due to changes in unobservable inputs. During the three and six months ended June 30, 2024, the Company recorded no change in fair value through the condensed statement of operations due to changes in unobservable inputs.

Contingent Value Rights

In January 2016, the Company issued shares of Series F Preferred Stock (the Series F Offering) that were subsequently converted into common stock in connection with the Company's initial public offering in October 2020. In connection with the Series F Offering, investors who purchased more than their pro-rata amount in the financing received a calculated number of contingent value rights (CVRs). One CVR represents 0.00375% of the Company’s interest in the drug ficlatuzumab, which began a Phase 3 clinical trial in January 2024 (see Note 14 - Commitments and Contingencies below). In January 2016, the Company issued 3,999 CVRs, or 15% interest in the drug ficlatuzumab, originally valued at $0.5 million. The initial estimated value of the CVRs were recorded as a liability and as a reduction to the Series F proceeds. Subsequent to recoupment of our initial co-development costs, upon receipt of a milestone, royalty, or any other type of payment from the Company’s ownership rights in the drug, the Company is required to make a cash payment to the CVR holders equal to 15% of net proceeds, as defined. During the three and six months ended June 30, 2025 and 2024, the Company recorded no change in fair value due to the remote probability of receiving net proceeds in excess of our initial co-development costs.

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

During the three and six months ended June 30, 2024, the Company recorded $0.2 million and $0.9 million, respectively, in interest expense due to the passage of time and fixed payment schedule. During the three months ended June 30, 2024, the Company recorded $0.2 million to Loss on extinguishment of liabilities due to the prepayment of the July 1, 2024 Milestone Payment.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Lab equipment	$6,016	$5,854
Leasehold improvements	28,219	28,192
Computer equipment	1,150	1,305
Furniture and fixtures	1,114	1,100
Software	325	325
Vehicles	97	97
Construction in process	29	89
	36,950	36,962
Less accumulated depreciation	(10,815)	(9,134)
Total property and equipment, net	$26,135	$27,828

Depreciation expense was $0.9 million and $1.8 million for both the three and six months ended June 30, 2025 and 2024, respectively.

Intangible assets, excluding goodwill, consist of the following (in thousands):

	June 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,941	$(942)	$999	$1,940	$(877)	$1,063
Purchased technology	16,900	(13,145)	3,755	16,900	(12,206)	4,694
Intangible assets not subject to amortization
Trademarks	117	—	117	117	—	117
Total	$18,958	$(14,087)	$4,871	$18,957	$(13,083)	$5,874

Amortization expense related to definite-lived intangible assets was $0.5 million and $1.0 million for both the three and six months ended June 30, 2025 and 2024, respectively.

Future estimated amortization expense of intangible assets is (in thousands):

As of June 30, 2025
Remainder of 2025	1,012
2026	2,003
2027	1,046
2028	96
2029	87
2030 and thereafter	510
Total	$4,754

Accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Compensation related accruals	$6,541	$6,770
Accrued clinical trial expenses	803	919
Other expenses	2,340	2,375
Total accrued liabilities	$9,684	$10,064

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Perceptive Term Loan Facility	$50,000	$40,000
Other	16	26
Unamortized debt discount and debt issuance costs	(3,218)	(3,597)
	46,798	36,429
Less: current maturities	16	21
Long-term notes payable	$46,782	$36,408

Perceptive Term Loan Facility

On November 16, 2022 (the Closing Date), the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP as lender and administrative agent (the Lender). The Credit Agreement provides for a senior secured delayed draw term loan facility with Perceptive Advisors LLC (Perceptive) (the Perceptive Term Loan Facility). The Tranche A Loan, in an aggregate amount of up to $30.0 million (the Tranche A Loan), was funded under the Perceptive Term Loan Facility on November 21, 2022 (the Funding Date). The Company's net proceeds from the Tranche A Loan were approximately $27.9 million, after deducting debt issuance costs and expenses. In addition to the Tranche A Loan, the Perceptive Term Loan Facility included an additional Tranche B Loan, in an aggregate amount of up to $10.0 million, and an additional Tranche C Loan, in an aggregate amount of up to $10.0 million, which were accessible by the Company so long as the Company satisfied certain customary conditions precedent, including revenue milestones. On December 15, 2023, the Company exercised its ability to draw the Tranche B loan for $10.0 million. The Tranche C loan had a prior commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. On February 28, 2025, the Company entered into the Fifth Amendment to the Credit Agreement, whereby subject to the terms and conditions, the Tranche C Loan Commitment Termination Date was extended, providing continued availability to the Tranche C Loan through December 31, 2025 (see below). On May 8, 2025, the Company exercised its ability to draw the Tranche C loan for $10.0 million. The Perceptive Term Loan Facility has a maturity date of November 21, 2027 (the Maturity Date) and provides for an interest-only period during the term of the loan with principal due at the Maturity Date.

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of June 30, 2025, the stated interest rate was approximately 13.3%.

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

As consideration for the Credit Agreement, the Company has issued, on the Funding Date, the Perceptive Warrant of up to 5,000,000 shares of the Company's common stock, including the Initial Warrants which are equity classified at a per share exercise price which was equal to $1.0648, the 10-day volume weighted average price (VWAP) of the Company’s common stock, on the business day immediately prior to the Closing Date of the Tranche A Loan. In connection with the Tranche B borrowing, additional warrants became exercisable into 1,000,000 shares of common stock which had a per share exercise price equal to $1.0648, which was equal to the Initial Warrant exercise price (the Tranche B Warrants).

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

In addition to the Initial and Tranche B Warrants, additional warrants became exercisable into 1,000,000 shares of common stock concurrently with the borrowing date of the Tranche C Loan (the Tranche C Warrants). The Company initially accounted for the Tranche C Warrants as liabilities as the Tranche C Warrants did not meet the criteria for equity treatment (see Note 4 – Fair Value). As consideration for drawing the Tranche C Loan in May 2025, the Company agreed to modify the previously agreed upon per share exercise price of $1.0648 for the Perceptive Warrant and per share exercise price of $1.6254 for the First Amendment Warrants, to purchase up to 5,500,000 shares of the Company's common stock, at a new per share exercise of $0.4191, which is equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. The modification of the per share exercise price resulted in an increase in the fair value of the Tranche A, B, and First Amendment Warrants of $0.2 million, which was recorded as a debt issuance cost and increase to Additional Paid-In Capital.

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

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of June 30, 2025, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

On the Closing Date, the Initial Warrants and Additional Warrants were valued at $2.9 million and $0.1 million, respectively, using the Black-Scholes option-pricing model, estimated settlement probabilities and estimated exercise prices. As a result of the fees paid to Perceptive and the value of the Perceptive Warrant, the Company recognized a discount on the Perceptive Term Loan in the amount of $5.2 million. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model which was recognized as a discount on the Perceptive Term Loan Facility. The Company recorded the debt discount as a reduction to the principal amount of the debt and is amortized as interest expense over the life of the debt.

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of June 30, 2025
Remainder of 2025	$10
2026	6
2027 and thereafter	50,000
Total	$50,016

Note 7 – Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. In January 2024 the Company relocated its corporate headquarters and laboratory facilities to Louisville, Colorado. The Company also leases laboratory and office space in De Soto, Kansas, under a non-cancelable lease agreement for approximately 9,066 square feet that is set to expire in October 2026. The De Soto lease agreement was amended on April 12, 2024 to include an additional 1,772 square feet of office space. The Company also holds various copier and equipment leases under non-cancelable lease agreements that expire within the next five years.

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

The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the condensed balance sheet as of June 30, 2025.

Operating lease expense for all operating leases was $0.6 million and $1.2 million for both the three and six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the weighted-average remaining lease term and discount rate associated with our operating leases were 9.6 years and 11.4%, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of June 30, 2025
Remainder of 2025	$1,905
2026	4,184
2027	4,071
2028	4,160
2029	4,251
2030 and thereafter	23,870
Total future minimum lease payments	42,441
Less amount representing interest	(17,098)
Total lease liabilities	$25,343

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

At-The-Market Program

The Company maintains an at-the-market (ATM) facility that enables equity financing on an ongoing basis at the Company’s discretion. On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. In connection with establishing the 2024 ATM Program, the Company terminated its prior $50.0 million ATM program established in November 2021, and no additional stock can be issued thereunder. The Company had remaining available capacity for share issuances of up to $50.0 million under the 2024 ATM Program as of June 30, 2025.

Warrants

During 2018, the Company issued warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Company issued to the lender a warrant to purchase 613,333 shares of Series G convertible preferred stock, at an exercise price of $0.75 per share, subject to adjustment upon specified dilutive issuances. The warrant was immediately exercisable upon issuance and expires on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes option-pricing model. As a result of the Company’s IPO, the preferred stock warrants were automatically converted to warrants to purchase 103,326 shares of common stock with a weighted average exercise price of $4.46 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of June 30, 2025.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt), the Company issued the Perceptive Warrant to purchase up to 5,000,000 shares of the Company's common stock, including the Initial Warrants. The per share exercise price

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

for the Initial Warrants was equal to $1.0648. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of June 30, 2025.

On May 10, 2023, as consideration for the First Amendment (see Note 6 – Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 500,000 shares of the Company’s common stock (the First Amendment Warrants). The per share exercise price was equal to $1.6254. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of June 30, 2025.

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 6 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche B Warrants was equal to $1.0648. The Tranche B Warrants are now equity classified and immediately exercisable upon issuance and expire on December 15, 2033. The Tranche B Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 76.2%, a dividend yield of 0% and a risk-free interest rate of 3.91%. All Tranche B Warrants remain outstanding as of June 30, 2025.

As consideration for drawing the Tranche C Loan, the Company agreed to modify the previously agreed upon per share exercise price of $1.0648 for the Perceptive Warrant and per share exercise price of $1.6254 for the First Amendment Warrants, to purchase up to 5,500,000 shares of the Company's common stock, at a new per share exercise of $0.4191, which is equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. The modification of the per share exercise price resulted in an increase in the fair value of the Tranche A, B, and First Amendment Warrants of $0.2 million, which was recorded as a debt issuance cost and increase to Additional Paid-In Capital.

On May 8, 2025, the Company exercised its ability to draw the Tranche C loan (see Note 6 – Debt). In connection with the Tranche C draw, the Company measured the Tranche C Warrants through May 12, 2025 (the Tranche C Borrowing Date) and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche C Warrants is equal to $0.4191. The Tranche C Warrants are now equity classified and immediately exercisable upon issuance and expire on May 12, 2035. The Tranche C Warrants were valued at $0.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 72.1%, a dividend yield of 0% and a risk-free interest rate of 4.45%. All Tranche C Warrants remain outstanding as of June 30, 2025.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Diagnostic Tests	$17,898	$16,539	$34,215	$30,335
Development Services	2,120	1,386	3,761	2,408
Total revenues	$20,018	$17,925	$37,976	$32,743

Deferred Revenue

Deferred revenue consists of cash payments from customers received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed statements of operations. The Company had $0.7 million in ‘Deferred revenue’ recorded in the condensed balance sheet as of December 31, 2024 and $0.7 million was added throughout 2025 to ‘Deferred revenue’ for up-front cash payments while $0.8 million was recognized in revenues during the six months ended June 30, 2025. The ‘Deferred revenue’ of $0.6 million recorded in the condensed balance sheet as of June 30, 2025 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of June 30, 2025 and December 31, 2024, the Company had $0.2 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the condensed balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United Healthcare	11%	13%	6%	12%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 33% and 35% of the Company’s total revenue for the three and six months ended June 30, 2025 compared to 41% for both the three and six months ended June 30, 2024, respectively.

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	June 30, 2025	December 31, 2024
Medicare	24%	21%
Daiichi Sankyo	—%	14%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of June 30, 2025, 1,837,475 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s condensed statements of operations was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct costs and expenses	$22	$19	$65	$35
Research and development	113	105	183	130
Sales, marketing, general and administrative	904	1,094	1,763	3,693
Total	$1,039	$1,218	$2,011	$3,858

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $5.7 million as of June 30, 2025 and is expected to be amortized to expense over the next 2.3 years.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Stock Options

Stock option activity during the six months ended June 30, 2025, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2025	4,163	$2.49	7.7	$964
Granted	2,884	0.84	—	—
Forfeited/canceled	(187)	1.53	—	—
Exercised	—	—	—	—
Outstanding ‑ June 30, 2025	6,860	$1.82	8.2	$3
Exercisable ‑ June 30, 2025	2,769	$2.72	6.7	$1

Restricted Stock Unit Activity

Restricted stock unit activity during the six months ended June 30, 2025 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2025	3,771	$1.84
Granted	1,255	0.68
Forfeited/canceled	(19)	2.22
Released	(627)	1.95
Outstanding ‑ June 30, 2025	4,380	$1.49

Bonus-to-Options Program

The Company also had a Bonus-to-Options Program (the Bonus Option Program) which allowed participants who so elected to convert a portion of their annual cash bonus into fully vested, non-qualified stock options to purchase shares of common stock. Participation was limited to the Chief Executive Officer, direct reports to the Chief Executive Officer and Vice Presidents of the Company. Beginning with fiscal year 2025, the Company terminated the Bonus Option Program to convert future annual cash bonuses to stock options. Stock options previously granted through the Bonus Option Program will remain vested and outstanding until they are exercised, forfeited, or expire. As part of the Bonus Option Program, the Company recorded the following activity during the six months ended June 30, 2025 (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2025	1,364	$2.04	8.0	$35
Granted	712	0.92	—	—
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—
Outstanding ‑ June 30, 2025	2,076	$1.66	8.2	$—
Exercisable ‑ June 30, 2025	2,076	$1.66	8.2	$—

The Company recorded zero expense for both the three and six months ended June 30, 2025, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, related to the estimate of the Bonus Option Program. Options granted pertaining to the performance of the Bonus Option Program were typically approved and granted in first quarter of the year following completion of the fiscal year.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The weighted average fair value of the Bonus Options and stock options to purchase common stock granted during the six months ended June 30, 2025 and 2024 was $0.29 and $1.00, respectively.

Employee Stock Purchase Plan

The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the six months ended June 30, 2025, 464,881 shares were issued under the ESPP, leaving 1,500,000 shares reserved for future issuance, following stockholder approval of our Amended and Restated ESPP.

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

Basic and diluted loss per share as of the dates indicated were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss attributable to common stockholders	$(11,468)	$(10,808)	$(22,569)	$(24,422)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	146,656	127,168	146,328	112,167
Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.15)	$(0.22)

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	8,936	5,397	8,936	5,397
Shares committed under ESPP	325	88	325	88
Warrants	5,603	5,603	5,603	5,603
Restricted stock units	4,380	3,856	4,380	3,856
Total	19,244	14,944	19,244	14,944

Note 12 – Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three and six months ended June 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted into law. The OBBBA includes several significant tax law changes applicable to the Company.

Key provisions include:

•
Section 174 Research and Experimental Expenditures: The OBBBA repeals the requirement to capitalize and amortize domestic research and experimental expenditures. Effective for tax years beginning after December 31, 2024, such expenditures may be immediately expensed. Taxpayers may elect to reverse previously capitalized Section 174 amounts over a one- or two-year period.
•
Section 163(j) Interest Deduction Limitation: The calculation of adjusted taxable income for purposes of the Section 163(j) limitation will include an addback for depreciation and amortization, potentially increasing the Company’s allowable interest deductions.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

•
Bonus Depreciation: The OBBBA extends 100% bonus depreciation for qualified property. This provision allows for immediate expensing of eligible capital investments, which may accelerate tax deductions for the Company’s future capital expenditures.

As of June 30, 2025, the Company maintains a full valuation allowance against its deferred tax assets. Accordingly, the enactment of the OBBBA is not expected to have a material impact on the Company’s deferred tax balances as of December 31, 2025. The Company will continue to evaluate the impact of the OBBBA and monitor any additional guidance issued by the U.S. Department of the Treasury or the Internal Revenue Service.

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

Substantially all of the Company’s revenue and all long-lived assets were derived or are located in the United States for the three and six months ended June 30, 2025 and 2024. The measure of segment assets is reported on the balance sheet as total assets.

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

The CODM regularly reviews the following significant expenses and other segment items. A summary of the significant expenses and other segment items reported in the Company’s statements of operations as of the dates indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$20,018	$17,925	$37,976	$32,743
Less:
Direct costs and expenses (less employee related expenses and depreciation and amortization)	3,051	2,920	5,573	5,088
Employee related expenses (less share-based compensation expenses)	16,966	13,913	31,770	26,905
Contracted services expenses	1,858	1,453	4,179	3,039
Sales and marketing education and event expenses	1,983	2,291	3,852	4,439
Occupancy and equipment service expenses	947	943	1,951	2,096
Clinical trials and associated costs	501	448	1,003	644
Depreciation and amortization expense	1,436	1,412	2,876	2,832
Share-based compensation expenses	1,039	1,218	2,011	3,858
Interest expense	1,898	1,935	3,583	4,465
Change in fair value of warrant liability, net	(98)	—	280	—
Other segment items (1)	1,905	2,200	3,467	3,799
Net loss	$(11,468)	$(10,808)	$(22,569)	$(24,422)
(1)
Other segment items in segment net loss primarily include software and IT related expenses, administrative and professional development expenses, risk management and insurance expenses, other non-cash expenses, and allocated overhead expenses.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a registrational Phase 3 clinical trial for ficlatuzumab which began in January 2024. There were no royalties received or expenses related to this agreement for the three and six months ended June 30, 2025 and 2024 and the Company has no obligations related to the AVEO agreement as of June 30, 2025.

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

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, compared to $0.1 million for both the three and six months ended June 30, 2024, respectively.

On October 31, 2019, we completed an acquisition of Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") including its COLA/CLIA lab in De Soto, Kansas and its pulmonary nodule malignancy test, then marketed in the United States as the EarlyCDT Lung® test. We renamed and relaunched the test on February 28, 2020 as the Nodify CDT test. As part of the acquisition of the assets of Oncimmune, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to the Nodify CDT test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter. Royalty expenses were $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively, compared to $0.4 million and $0.6 million for the three and six months ended June 30, 2024, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (Form 10-K) and the Condensed Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on March 3, 2025.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of June 30, 2025 and 2024 and for the three and six months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three and six months ended June 30, 2025 and 2024 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The ALTITUDE study is a randomized control study, launched during the fourth quarter 2020, seeking to further demonstrate the utility of the Nodify CDT and XL2 tests. Patient enrollment requirements were reached in July 2025.

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

Second Quarter 2025 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended June 30, 2025 as compared to the same period in 2024 unless otherwise noted:

•
Total revenue of $20.0 million for the second quarter 2025, an increase of 12% over the respective prior year comparable period;
o
Lung Diagnostic Testing revenue of $17.9 million for the second quarter, an increase of 8% over the respective prior year comparable period; primarily driven by an increase in total tests delivered;

o
Development Services revenue of $2.1 million for the second quarter, an increase of 53% over the respective prior year comparable period;
•
Gross margin was $16.0 million, or 80% for the second quarter 2025, a 150-basis point improvement over the prior year comparable period, continuing to be driven by growth in Lung Diagnostic testing and optimization of testing workflows that resulted in improvements in costs per test, and the ongoing expansion of our Development Services business;
•
Operating expenses (excluding direct costs and expenses) of $25.7 million for the second quarter 2025, an increase of 15% over the respective prior year comparable period;
o
Increase in operating expenses is primarily attributed to an increase in sales and marketing costs due to the planned expansion of the sales team to support Lung Diagnostic sales growth, as well as to enhance Biodesix market awareness and drive product adoption;
o
Includes non-cash stock compensation expense of $1.0 million during the second quarter 2025, a decrease of 15% over the respective prior year comparable period.
•
Net loss of $11.5 million for the second quarter 2025, an increase of 6% over the respective prior year comparable period;
•
Cash and cash equivalents of $20.7 million as of June 30, 2025, an increase of $3.1 million from the period ending March 31, 2025.

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

Development Services

Development Services revenue is generated from the delivery of our on-market tests, pipeline tests, custom diagnostic testing, and other scientific services from contracts and business agreements with other diagnostic and life sciences tool customers for a purpose as defined by the individual customer. The performance obligations and related revenue for these sales is defined by a written agreement between us and our customer. These services are generally completed upon the delivery of testing results, or other contractually defined milestone(s), to the customer, which is considered the performance obligation. Customers for these services are typically mid-size to large pharmaceutical companies where collectability is reasonably assured and therefore revenue is accrued upon completion of the performance obligations. Revenue derived from services is often unpredictable and can cause significant swings in our overall net revenue line from quarter to quarter.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the three and six months ended June 30, 2025 interest expense primarily consists of cash and non-cash interest from the Perceptive Term Loan Facility. For the three and six months ended June 30, 2024, interest expense consists of cash and non-cash interest from the Perceptive Term Loan Facility, contingent consideration, and changes in the fair value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. Interest income, which is included in ‘Other income, net’ in the statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues	$20,018	$17,925	$2,093	12%	$37,976	$32,743	$5,233	16%
Operating expenses
Direct costs and expenses	4,031	3,877	154	4%	7,734	7,052	682	10%
Research and development	3,269	2,558	711	28%	6,139	4,598	1,541	34%
Sales, marketing, general and administrative	22,411	19,660	2,751	14%	42,859	40,216	2,643	7%
Impairment loss on intangible assets	26	67	(41)	(61)%	99	135	(36)	(27)%
Total operating expenses	29,737	26,162	3,575	14%	56,831	52,001	4,830	9%
Loss from operations	(9,719)	(8,237)	(1,482)	(18)%	(18,855)	(19,258)	403	2%
Other (expense) income
Interest expense	(1,898)	(1,936)	38	2%	(3,583)	(4,465)	882	20%
Loss on extinguishment of liabilities	—	(248)	248	100%	—	(248)	248	100%
Change in fair value of warrant liability, net	98	—	98	100%	(280)	—	(280)	(100)%
Other income (expense), net	51	(387)	438	113%	149	(451)	600	133%
Total other expense	(1,749)	(2,571)	822	32%	(3,714)	(5,164)	1,450	28%
Net loss	$(11,468)	$(10,808)	$(660)	(6)%	$(22,569)	$(24,422)	$1,853	8%

Share-based compensation (1)	$1,039	$1,218	$(179)	(15)%	$2,011	$3,858	$(1,847)	(48)%
(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues
Diagnostic Tests	17,898	16,539	1,359	8%	$34,214	$30,335	$3,879	13%
Development Services	2,120	1,386	734	53%	3,762	2,408	1,354	56%
Total revenues	$20,018	$17,925	$2,093	12%	$37,976	$32,743	$5,233	16%

Total revenues increased $2.1 million or 12% and $5.2 million or 16% for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.

Diagnostic Tests revenue increased $1.4 million or 8% and $3.9 million or 13% for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases are primarily due to an increase of $1.9 million and $4.5 million, respectively, in the Nodify Lung Nodule Risk Assessment testing strategy driven by an increase in tests delivered as our sales efforts continue to focus on Nodify CDT and XL2 tests. These increases were partially offset by $0.5 million and $0.7 million decreases, respectively, in the IQLung testing strategy sales.

Development Services revenue increased $0.7 million or 53% and $1.4 million or 56% for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase in revenue was primarily a result of delivering against our expanding book of business and securing new agreements.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased $0.2 million or 4% and $0.7 million or 10% for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily driven by the increase in testing volume compared to the same periods in 2024, partially offset by the optimization of testing workflows that resulted in improvements in costs per test.

Research and development

Research and development expenses increased $0.7 million or 28% and $1.5 million or 34% for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase in costs was primarily due to an increase in internal expenses associated with employee compensation and benefit costs resulting from an increase in headcount and variable compensation as well as an increase in external costs associated with clinical trials.

The following table summarizes our external and internal costs for the three and six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
External expenses:
Clinical trials and associated costs	$501	$447	$54	12%	$1,003	$643	$360	56%
Other external costs	651	645	6	1%	1,378	1,314	64	5%
Total external costs	1,152	1,092	60	5%	2,381	1,957	424	22%
Internal expenses	2,117	1,466	651	44%	3,758	2,641	1,117	42%
Total research and development expenses	$3,269	$2,558	$711	28%	$6,139	$4,598	$1,541	34%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $2.8 million or 14% and $2.6 million or 7% for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase in costs was primarily due to an increase in internal expenses associated with employee compensation and benefit costs resulting from an increase in headcount and variable compensation offset by a decrease in external costs associated with contracted services and sales and marketing educational and event expenses.

Non-operating Expenses

Interest expense

Interest expense decreased an insignificant amount and $0.9 million or 20% for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The interest expense for the six months ended June 30, 2025 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility of $3.5 million. The interest expense for the six months ended June 30, 2024 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility of $3.5 million and interest associated with the contingent consideration of $0.9 million, which was paid in full on September 30, 2024.

Loss on extinguishment of liabilities

Loss on extinguishment of liabilities decreased $0.2 million or 100% for both the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. On April 22, 2024, the Company obtained consent from Perceptive and prepaid the July 1, 2024 contingent consideration Milestone Payment of $8.4 million to Indi. As a result of prepaying the Milestone Payment, the Company performed a fair value analysis through April 22, 2024 and recorded a loss on early extinguishment of $0.2 million.

Change in fair value of warrant liability, net

On February 28, 2025, the Company entered into the Fifth Amendment to the Credit Agreement with Perceptive, whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan Commitment Termination Date was extended, providing continued availability to the Tranche C Loan through December 31, 2025. In addition, on the Tranche C Loan borrowing date, the Tranche C Warrants, as amended, would become vested and exercisable at an exercise price equal to $0.793, the Company's closing stock price on February 28, 2025. On May 8, 2025, the Company exercised its ability to draw the Tranche C loan under the Perceptive Term Loan Facility for $10.0 million. As consideration for drawing the Tranche C Loan, the Company agreed to modify the previously agreed upon per share exercise price of $0.793 for the Tranche C Warrants to a new per share exercise of $0.4191, which was equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. In connection with the Tranche C draw, the Company remeasured the Tranche C Warrants through the Tranche C borrowing date and recorded the change in fair value through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital.

During the three and six months ended June 30, 2025, the Company recorded a gain of $0.1 million and a loss of $0.3 million, respectively, as a change in fair value of warrant liability through the condensed statements of operations.

Other income (expense), net

During the three and six months ended June 30, 2025, the Company recorded other income, net of $0.1 million and $0.2 million, respectively, primarily related to interest income. During the three and six months ended June 30, 2024, the Company recorded other expense, net of $0.4 million and $0.5 million, respectively. The expense primarily consists of deferred offering costs of approximately $0.6 million and $0.7 million, respectively, as a result of changes in the probability of our ability to fully utilize the LPC Facility prior to the termination date. Partially offsetting this expense during the three and six months ended June 30, 2024 is $0.3 million of interest and other income.

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

On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. In connection with establishing the 2024 ATM Program, the Company terminated its prior $50.0 million ATM program established in November 2021, and no additional stock can be issued thereunder. As of June 30, 2025, the Company had remaining available capacity for share issuances of up to $50.0 million under the 2024 ATM Program.

On February 28, 2025 (the Fifth Amendment Effective Date), the Company entered into the Fifth Amendment to the Credit Agreement (the Fifth Amendment) with Perceptive, whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan revenue milestone was eliminated and the Commitment Termination Date (as defined in the Credit Agreement) was extended, providing continued availability to the Tranche C Loan in an aggregate amount equal to $10.0 million through December 31, 2025. On May 8, 2025, the Company exercised its ability to draw the Tranche C loan for $10.0 million.

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

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash flows (used in) provided by:
Operating activities	$(15,170)	$(33,882)
Investing activities	(232)	(2,270)
Financing activities	9,886	52,087
Net decrease in cash and cash equivalents and restricted cash	$(5,516)	$15,935

Our cash flows resulted in a net decrease in cash and cash equivalents and restricted cash of $5.5 million during the six months ended June 30, 2025 as compared to a net increase in cash of $15.9 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, net cash used in operating activities totaled $15.2 million, a decrease of approximately $18.7 million compared to the same period in 2024 primarily due to favorable changes in net working capital of $20.1 million, which includes a decrease of $17.2 million in payments made for contingent consideration during the six months ended June 30, 2024. This also includes an improvement in net working capital for the timing of cash receipts from customers and payments to vendors of $2.9 million and a year-over-year decrease in net loss from operations of $1.9 million.

Net cash used in investing activities during the six months ended June 30, 2025 totaled $0.2 million, a decrease of $2.0 million compared to the same period in 2024. The decrease in net cash used in investing activities was primarily due to decreases in purchases of property and equipment and capital expenditures.

Net cash provided by financing activities during the six months ended June 30, 2025 totaled $9.9 million, a decrease of $42.2 million compared to the same period in 2024. The net cash provided by financing activities for the six months ended June 30, 2025 primarily resulted from $10.0 million in net proceeds from the issuance of Tranche C under the Perceptive Term Loan Facility and $0.3 million in net proceeds from our ESPP, partially offset by payments of $0.4 million associated with our finance lease obligations. The net cash provided by financing activities for the six months ended June 30, 2024 primarily resulted from $51.3 million in net proceeds from the issuance of common stock from an underwritten offering of common stock and a concurrent private placement, $0.6 million from the issuance of common stock from our ATM facility, and $0.3 million from our ESPP, partially offset by repayment of notes payable, debt issuance costs and financing leases of $0.2 million.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of June 30, 2025 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$66,364	$6,774	$59,590	$—	$—
Operating lease obligations	42,441	4,033	8,196	8,500	21,712
Finance lease obligations	1,129	721	408	—	—
Total	$109,934	$11,528	$68,194	$8,500	$21,712

(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect on June 30, 2025.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

As of June 30, 2025, we have not entered into any off-balance sheet arrangements.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of June 30, 2025, we had $50.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of June 30, 2025, a hypothetical 100 basis point increase in interest rates would have an estimated $0.5 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

There were no changes to our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

On September 29, 2023, FDA announced a proposed rule to amend its regulations to explicitly regulate laboratory developed tests (LDTs) as in vitro diagnostic tests in accordance with the agency’s regulatory authority over medical devices. The FDA finalized its rule on May 6, 2024 and announced that the agency would phase-out its LDT enforcement discretion policy in gradual stages over a total period of four years. LDTs that fall within targeted enforcement discretion policies may be exempt from some of these requirements. If the final rule, or a similar policy, were to take effect, our tests that are currently offered as LDTs could become subject to certain statutory and regulatory provisions that are applicable to medical devices, including but not limited to, medical device reporting and correction and removal reporting requirements, quality systems regulations, registration and listing requirements, and premarket review requirements. Under the final rule, laboratories offering “high-risk” tests that would be subject to premarket authorization application requirements or licensure under Section 351 of the Public Health Service Act, would need to ensure that the appropriate submission is received by the FDA before November 6, 2027. Laboratories offering “moderate-risk” or “low-risk” tests that would be subject to De Novo authorization or premarket notification submissions would need to ensure that the appropriate submission is received by the FDA before May 6, 2028. Other regulatory requirements would be gradually phased in beginning on May 6, 2025.

Failure to comply with applicable requirements under the relevant timeframes could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial enforcement actions, which in turn may have an adverse impact on our business, financial condition, and results of operations.

Legal challenges have been filed in federal district court over the agency’s authority to regulate LDTs as medical devices. On March 31, 2025, the U.S. District Court for the Eastern District of Texas struck down the FDA’s final rule, concluding that it exceeds FDA’s statutory jurisdiction, authority, or limitations. The final rule was vacated and remanded to FDA for further consideration based on the opinion, with the court stating that “[t]here is no likelihood that FDA can justify its decision on remand, given that the final rule exceeds its authority under the FDCA.” The government did not file an appeal to the decision. Congress has also considered legislation to establish a new comprehensive regulatory framework that would provide oversight over LDTs.

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

Our operations, therefore, may become subject to extensive regulation by the FDA in the United States. Government regulations specific to medical devices are wide ranging and govern, among other things:

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

• withdrawal of regulatory clearance or premarket approvals that have already been granted; or

• criminal prosecution.

As discussed above, we believe that our current line of diagnostic tests and their components are LDTs, which are subject to state licensing requirements and federal regulation by CMS under CLIA, which could cause us to be subject to additional FDA regulations discussed above.

While we believe that we are currently in material compliance with applicable laws and regulations, it is possible that the FDA, or other regulatory agencies, would not agree with our determinations. If our products became subject to premarket submission and other FDA requirements, we would need to comply with the applicable regulations or face significant civil and criminal penalties. In addition, IVDs and CDx tests are widely considered to be Class III devices, and it is possible that in the future, we may develop tests that fall into this category. CDx tests in particular may require further administrative procedures in the PMA process. Exposure to these additional regulatory requirements would also affect our business, financial condition and results of operations.

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

Under the final rule, our tests that are currently offered as LDTs could become subject to certain statutory and regulatory provisions that are applicable to medical devices, including but not limited to, medical device reporting and correction and removal reporting requirements, quality systems regulations, registration and listing requirements, and premarket review requirements. Laboratories offering "high-risk" tests that would be subject to premarket authorization application requirements or licensure under Section 351 of the Public Health Service Act, would need to ensure that the appropriate submission is received by the FDA before November 6, 2027. Laboratories offering “moderate-risk” or “low-risk” tests that would be subject to De Novo authorization or premarket notification submissions would need to ensure that the appropriate submission is received by the FDA before May 6, 2028. Other regulatory requirements would be gradually phased in beginning on May 6, 2025.

Failure to comply with applicable requirements under the relevant timeframes could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial enforcement actions, which in turn may have an adverse impact on our business, financial condition, and results of operations.

Legal challenges have been filed in federal district court over the agency’s authority to regulate LDTs as medical devices. On March 31, 2025, the U.S. District Court for the Eastern District of Texas struck down the FDA’s final rule, concluding that it exceeds FDA’s statutory jurisdiction, authority, or limitations. The final rule was vacated and remanded to FDA for further consideration based on the opinion, with the court stating that “[t]here is no likelihood that FDA can justify its decision on remand, given that the final rule exceeds its authority under the FDCA.” The government did not file an appeal to the decision. Congress has also considered legislation to establish a new comprehensive regulatory framework that would provide oversight over LDTs. The Trump Administration may also reverse the final rule.

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

Item 5. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended June 30, 2025.

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

Biodesix, Inc.

Date: August 7, 2025	By:	/s/ CHRISTOPHER C. VAZQUEZ
Christopher C. Vazquez
Chief Accounting Officer
(Principal Accounting Officer)