Form 10-Q
period 2025-09-30
BIODESIX INC
filed 2025-11-03
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of October 28, 2025, the Registrant had 7,955,685 shares of common stock, $0.001 par value per share, outstanding.

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
•
no assurance that our common stock will maintain compliance with the minimum bid price requirement or other applicable listing standards of The Nasdaq Stock Market LLC (Nasdaq) or another national securities exchange;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$16,604	$26,245
Accounts receivable, net of allowance for credit losses of $35 and $481	12,674	8,603
Other current assets	4,123	4,636
Total current assets	33,401	39,484
Non‑current assets
Property and equipment, net	25,462	27,828
Intangible assets, net	4,375	5,874
Operating lease right-of-use assets	2,942	1,767
Goodwill	15,031	15,031
Other long-term assets	7,511	7,260
Total non‑current assets	55,321	57,760
Total assets	$88,722	$97,244

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$3,617	$2,194
Accrued liabilities	9,720	10,064
Deferred revenue	2,773	678
Current portion of operating lease liabilities	1,394	719
Current portion of notes payable	11	21
Other current liabilities	637	641
Total current liabilities	18,152	14,317
Non‑current liabilities
Long‑term notes payable, net of current portion	47,111	36,408
Long-term operating lease liabilities	24,412	24,828
Other long-term liabilities	769	815
Total non‑current liabilities	72,292	62,051
Total liabilities	90,444	76,368
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2025 and 2024) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 7,954,541 (2025) and 7,274,578 (2024) shares issued and outstanding(a)	8	7
Additional paid‑in capital(a)	492,052	483,366
Accumulated deficit	(493,782)	(462,497)
Total stockholders' (deficit) equity	(1,722)	20,876
Total liabilities and stockholders' (deficit) equity	$88,722	$97,244

(a) All share information, Common stock balances, and Additional paid-in capital balances has been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025.

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$21,768	$18,151	$59,744	$50,894
Operating expenses:
Direct costs and expenses	4,106	4,179	11,840	11,231
Research and development	2,992	2,547	9,131	7,145
Sales, marketing, general and administrative	21,714	20,016	64,573	60,232
Impairment loss on intangible assets	7	—	106	135
Total operating expenses	28,819	26,742	85,650	78,743
Loss from operations	(7,051)	(8,591)	(25,906)	(27,849)
Other (expense) income:
Interest expense	(2,074)	(2,041)	(5,657)	(6,506)
Loss on extinguishment of liabilities	—	—	—	(248)
Change in fair value of warrant liability, net	—	—	(280)	—
Other income (expense), net	409	374	558	(77)
Total other expense	(1,665)	(1,667)	(5,379)	(6,831)

Net loss	$(8,716)	$(10,258)	$(31,285)	$(34,680)
Net loss per share, basic and diluted(a)	$(1.16)	$(1.40)	$(4.24)	$(5.61)
Weighted-average shares outstanding, basic and diluted(a)	7,500	7,315	7,378	6,182

(a) All share and per share information has been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025.

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' (Deficit) Equity

(in thousands)

	Common Stock(a)		Additional Paid‑In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Capital(a)	Deficit	Equity
Balance ‑ December 31, 2024	7,275	$7	$483,366	$(462,497)	$20,876
Issuance of common stock under employee stock purchase plan	23	—	313	—	313
Release of restricted stock units	24	—	—	—	—
Share‑based compensation	—	—	972	—	972
Net loss	—	—	—	(11,101)	(11,101)
Balance ‑ March 31, 2025	7,322	7	484,651	(473,598)	11,060
Release of restricted stock units	7	—	—	—	—
Share‑based compensation	—	—	1,039	—	1,039
Change in fair value of Perceptive Warrants	—	—	227	—	227
Reclassification of Tranche C warrants to additional paid-in capital	—	—	280	—	280
Net loss	—	—	—	(11,468)	(11,468)
Balance - June 30, 2025	7,329	7	486,197	(485,066)	1,138
Issuance of common stock, net	597	1	4,618	—	4,619
Issuance of common stock under employee stock purchase plan	25	—	184	—	184
Release of restricted stock units	4	—	—	—	—
Share‑based compensation	—	—	1,053	—	1,053
Net loss	—	—	—	(8,716)	(8,716)
Balance - September 30, 2025	7,955	$8	$492,052	$(493,782)	$(1,722)

(a) All Common stock share and related dollar information as well as Additional paid-in capital has been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025.

The accompanying Notes are an integral part of these unaudited condensed financial statements.

	Common Stock(a)		Additional Paid‑In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital(a)	Deficit	(Deficit)
Balance ‑ December 31, 2023	4,812	$5	$424,141	$(419,566)	$4,580
Issuance of common stock, net	16	—	607	—	607
Issuance of common stock under employee stock purchase plan	11	—	282	—	282
Exercise of stock options	—	—	3	—	3
Release of restricted stock units	19	—	—	—	—
Share‑based compensation	—	—	2,640	—	2,640
Net loss	—	—	—	(13,614)	(13,614)
Balance ‑ March 31, 2024	4,858	5	427,673	(433,180)	(5,502)
Conversion of preferred stock liabilities to common stock, net	1,522	2	33,148	—	33,150
Issuance of common stock, net	870	—	18,198	—	18,198
Exercise of stock options	—	—	4	—	4
Release of restricted stock units	8	—	—	—	—
Share‑based compensation	—	—	1,218	—	1,218
Net loss	—	—	—	(10,808)	(10,808)
Balance - June 30, 2024	7,258	7	480,241	(443,988)	36,260
Issuance of common stock, net	—	—	(15)	—	(15)
Issuance of common stock under employee stock purchase plan	13	—	343	—	343
Exercise of stock options	1	—	12	—	12
Release of restricted stock units	2	—	—	—	—
Share‑based compensation	—	—	1,515	—	1,515
Net loss	—	—	—	(10,258)	(10,258)
Balance - September 30, 2024	7,274	$7	$482,096	$(454,246)	$27,857

(a) All Common stock share and related dollar information as well as Additional paid-in capital has been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025.

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(31,285)	$(34,680)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	4,283	4,324
Accretion of lease right-of-use assets	(88)	(266)
Loss on extinguishment of liabilities	—	248
Share‑based compensation expense	3,064	5,373
Change in fair value of warrant liability, net	280	—
Provision for credit losses	109	453
Accrued interest, amortization of debt issuance costs and other	971	2,167
Inventory excess and obsolescence	21	20
Impairment loss on intangible assets	106	135
Changes in operating assets and liabilities:
Accounts receivable	(4,139)	(810)
Other current assets	334	778
Other long-term assets	(130)	49
Accounts payable and other accrued liabilities	885	(57)
Deferred revenue	2,014	273
Contingent consideration	—	(23,242)
Current and long-term operating lease liabilities	(474)	682
Net cash, cash equivalents, and restricted cash used in operating activities	(24,049)	(44,553)

Cash flows from investing activities
Purchase of property and equipment	(173)	(2,391)
Patent costs and intangible asset acquisition, net	(126)	(165)
Net cash, cash equivalents, and restricted cash used in investing activities	(299)	(2,556)

Cash flows from financing activities
Proceeds from the issuance of common stock	5,000	55,625
Proceeds from issuance of common stock under employee stock purchase plan	497	624
Proceeds from exercise of stock options	—	19
Proceeds from term loan and notes payable	10,000	—
Repayment of term loan and notes payable	(16)	(38)
Payment of debt issuance costs	(30)	(38)
Equity financing costs	(188)	(3,685)
Other	(555)	(276)
Net cash, cash equivalents, and restricted cash provided by financing activities	14,708	52,231
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,640)	5,122
Cash, cash equivalents, and restricted cash ‑ beginning of period	26,332	26,371
Cash, cash equivalents, and restricted cash ‑ end of period	$16,692	$31,493

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Nine Months Ended September 30,
	2025	2024
Equity financing costs included in accounts payable and other accrued liabilities	$194	$—
Operating lease right-of-use asset obtained in exchange for lease liabilities	732	281
Finance lease right-of-use assets obtained in exchange for lease liabilities	586	514
Cash paid for interest	4,686	4,443
Change in fair value of Perceptive Warrants	227	—
Reclassification of Tranche C warrants to additional paid-in capital	280	—
Purchases of property & equipment included in accounts payable and accrued liabilities	—	526

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

Note 2 – Summary of Significant Accounting Policies and Other Information

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information and reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted. The condensed balance sheet as of September 30, 2025 was derived from the audited financial statements.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Certain information and footnote disclosures for prior period amounts have been included and reclassified to conform to the current period presentation pursuant to ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (ASC Topic 280). See Note 13 — Segment Reporting for additional information.

Reverse Stock Split

On September 15, 2025, we effected a 1-for-20 reverse stock split, which reduced the number of our shares of common stock outstanding on that date from 155,958,071 shares to 7,797,830 shares. The number of authorized shares of our common stock and preferred stock remained unchanged at 200.0 million and 5.0 million, respectively. The number of shares of common stock issuable upon settlement of outstanding restricted stock units, exercise of stock options, and exercise of warrants was reduced proportionately as a result of the reverse stock split. Additionally, the exercise price of all outstanding options and warrants, the number of shares of common stock issuable upon exercise of all outstanding options and warrants, and the number of shares reserved for future issuance pursuant to our equity incentive plans were all adjusted proportionately as a result of the reverse stock split.

All common stock share data share-based calculations and exercise prices set forth in this report have been adjusted to reflect our 1-for-20 reverse stock split, which was effective September 15, 2025, on a retroactive basis for the periods presented.

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

For a discussion of credit risk concentration of accounts receivable as of September 30, 2025 and December 31, 2024, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. For both of the periods ended September 30, 2025 and December 31, 2024, the Company had $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying condensed balance sheets.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of assembly and testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the condensed balance sheets and was $1.4 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively. The Company recorded zero and an insignificant reserve for excess inventory as of September 30, 2025 and December 31, 2024, respectively. During both the nine months ended September 30, 2025 and 2024, the Company recorded an insignificant amount to the condensed statements of operations for excess and obsolete inventory.

Leases

The Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC and subsequently assigned to CVP I Owner LLC (see Note 7 –

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Leases). As of September 30, 2025 and December 31, 2024, the $5.0 million refundable deposit is reported within 'Other long-term assets' in the condensed balance sheets.

The Company holds and acts as a lessee under various finance lease agreements for laboratory equipment in Colorado and Kansas. As of September 30, 2025 and December 31, 2024, the Company had $2.3 million and $2.2 million recorded as net finance lease ROU assets within 'Other long-term assets' in the balance sheets.

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

Retirement Plan

The Company has a defined contribution retirement plan in which all employees are eligible to participate. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Beginning in 2025, the Company began making discretionary employer matching contributions. During the three and nine months ended September 30, 2025, the Company's total contributions to the plan were $0.1 million and $0.6 million, respectively.

Note 3 - Recently Issued Accounting Standards

Standards Being Evaluated

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. This guidance became effective for the Company for the annual period beginning on January 1, 2025, and will become effective for interim periods beginning on January 1, 2026. The Company is currently evaluating this guidance and assessing the overall impact.

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

On July 2025, the FASB issued ASU 2025‑05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient for entities estimating expected credit losses on current trade receivables and contract assets arising from revenue transactions accounted for under Topic 606. The practical expedient allows entities to assume that current economic conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. Therefore, an entity will not need to develop reasonable and supportable forecasts of future economic conditions. The practical expedient applies only to current accounts receivable and current contract assets. Entities

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

electing to apply the practical expedient must do so consistently across all current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. If adopted, this guidance will become effective for the Company for annual periods beginning after December 15, 2025, including interim periods within those annual periods with early adoption permitted and is required to be applied prospectively. The Company is currently evaluating the available elections under the new standard, including whether to adopt the practical expedient. However, based on our preliminary assessment, we do not expect the adoption of ASU 2025‑05 to have a material impact on our financial statements.

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the condensed balance sheets, which may differ from their respective fair values. The fair value of borrowings as of September 30, 2025 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The carrying value of outstanding borrowings approximates the fair value as of September 30, 2025 and December 31, 2024. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$47,122	$47,240	$36,429	$37,484

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

The table below presents the reported fair values of contingent consideration and warrant liabilities, which are classified as Level 3 in the fair value hierarchy, as of the dates indicated (in thousands):

As of
Description	September 30, 2025	December 31, 2024
Warrant liabilities	$—	$—
Contingent value rights	$—	$—

The following table presents the changes in warrant liabilities for the dates indicated (in thousands):

For the nine months ended September 30, 2025
Level 3 Rollforward	Warrant Liabilities
Balance - January 1, 2025	$—
Changes in fair value, net	280
Reclassification of Tranche C Warrants to additional paid-in capital	(280)
Balance - September 30, 2025	$—

The following table presents the changes in contingent consideration for the dates indicated (in thousands):

For the nine months ended September 30, 2024
Level 3 Rollforward	Contingent Consideration
Beginning balances - January 1, 2024	$21,857
Interest expense	1,137
Loss on extinguishment of liabilities	248
Payments	(23,242)
Ending balances - September 30, 2024	$—

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Warrant Liabilities

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 - Debt), the Company issued Perceptive a warrant to purchase up to 250,000 shares of the Company's common stock (the Perceptive Warrant), including Initial Warrants (as defined in Note 8 - Equity below) and Tranche B and C Warrants. The Initial Warrants are equity classified (see Note 8 - Equity) while the Tranche B and C Warrants were initially classified as liabilities and recognized at fair value. On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 6 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital (see Note 8 – Equity).

The fair value of the Tranche C Warrants was determined using a Black-Scholes option-pricing model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value included the fair value of the Company's common stock, risk-free rate, the volatility of common stock, and the probability of the expected borrowing. The Tranche C loan had a prior commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. On February 28, 2025 (the Fifth Amendment Effective Date), the Company entered into the Fifth Amendment to the Credit Agreement and Guaranty (the Fifth Amendment) with Perceptive (see Note 6 – Debt), whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan Commitment Termination Date (as defined in the Credit Agreement) was extended, providing continued availability to the Tranche C Loan through December 31, 2025. In addition, on the Tranche C Loan Borrowing Date (as defined in the Credit Agreement), the Tranche C Warrants, as amended, would become vested and exercisable at an exercise price equal to $15.86, the Company's closing stock price on February 28, 2025.

On May 8, 2025, the Company exercised its ability to draw the Tranche C loan under the Perceptive Term Loan Facility for $10.0 million (the Tranche C Loan) pursuant to the Credit Agreement. As consideration for drawing the Tranche C Loan, the Company agreed to modify the previously agreed upon per share exercise price of $15.86 for the Tranche C Warrants to a new per share exercise of $8.382, which was equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. In connection with the Tranche C draw, the Company remeasured the Tranche C Warrants through the Tranche C Borrowing Date and recorded the change in fair value through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital (see Note 8 – Equity).

During the three and nine months ended September 30, 2025, the Company recorded no change in fair value and a loss of $0.3 million, respectively, as a change in fair value through the condensed statements of operations due to changes in unobservable inputs. During the three and nine months ended September 30, 2024, the Company recorded no change in fair value through the condensed statement of operations due to changes in unobservable inputs.

Contingent Value Rights

In January 2016, the Company issued shares of Series F Preferred Stock (the Series F Offering) that were subsequently converted into common stock in connection with the Company's initial public offering in October 2020. In connection with the Series F Offering, investors who purchased more than their pro-rata amount in the financing received a calculated number of contingent value rights (CVRs). One CVR represents 0.00375% of the Company’s interest in the drug ficlatuzumab, which began a Phase 3 clinical trial in January 2024 (see Note 14 - Commitments and Contingencies below). In January 2016, the Company issued 3,999 CVRs, or 15% interest in the drug ficlatuzumab, originally valued at $0.5 million. The initial estimated value of the CVRs were recorded as a liability and as a reduction to the Series F proceeds. Subsequent to recoupment of our initial co-development costs, upon receipt of a milestone, royalty, or any other type of payment from the Company’s ownership rights in the drug, the Company is required to make a cash payment to the CVR holders equal to 15% of net proceeds, as defined. During the three and nine months ended September 30, 2025 and 2024, the Company recorded no change in fair value due to the remote probability of receiving net proceeds in excess of our initial co-development costs.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

During the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $1.1 million, respectively, in interest expense due to the passage of time and fixed payment schedule.

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Lab equipment	$6,236	$5,854
Leasehold improvements	28,236	28,192
Computer equipment	1,150	1,305
Furniture and fixtures	1,122	1,100
Software	325	325
Vehicles	97	97
Construction in process	8	89
	37,174	36,962
Less accumulated depreciation	(11,712)	(9,134)
Total property and equipment, net	$25,462	$27,828

Depreciation expense was $0.9 million and $2.8 million for the three and nine months ended September 30, 2025, compared to $1.0 million and $2.8 million for the three and nine months ended September 30, 2024, respectively.

Intangible assets, excluding goodwill, consist of the following (in thousands):

	September 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,944	$(972)	$972	$1,940	$(877)	$1,063
Purchased technology	16,900	(13,614)	3,286	16,900	(12,206)	4,694
Intangible assets not subject to amortization
Trademarks	117	—	117	117	—	117
Total	$18,961	$(14,586)	$4,375	$18,957	$(13,083)	$5,874

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Amortization expense related to definite-lived intangible assets was $0.5 million and $1.5 million for both the three and nine months ended September 30, 2025 and 2024, respectively.

Future estimated amortization expense of intangible assets is (in thousands):

As of September 30, 2025
Remainder of 2025	507
2026	2,012
2027	1,055
2028	104
2029	95
2030 and thereafter	485
Total	$4,258

Accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Compensation related accruals	$6,946	$6,770
Accrued clinical trial expenses	747	919
Other expenses	2,027	2,375
Total accrued liabilities	$9,720	$10,064

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Perceptive Term Loan Facility	$50,000	$40,000
Other	10	26
Unamortized debt discount and debt issuance costs	(2,888)	(3,597)
	47,122	36,429
Less: current maturities	11	21
Long-term notes payable	$47,111	$36,408

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of September 30, 2025, the stated interest rate was approximately 13.14%.

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

As consideration for the Credit Agreement, the Company has issued, on the Funding Date, the Perceptive Warrant of up to 250,000 shares of the Company's common stock, including the Initial Warrants which are equity classified at a per share exercise price which was equal to $21.296, the 10-day volume weighted average price (VWAP) of the Company’s common stock, on the business day immediately prior to the Closing Date of the Tranche A Loan. In connection with the Tranche B borrowing, additional warrants became exercisable into 50,000 shares of common stock which had a per share exercise price equal to $21.296, which was equal to the Initial Warrant exercise price (the Tranche B Warrants).

In addition to the Initial and Tranche B Warrants, additional warrants became exercisable into 50,000 shares of common stock concurrently with the borrowing date of the Tranche C Loan (the Tranche C Warrants). The Company initially accounted for the Tranche C Warrants as liabilities as the Tranche C Warrants did not meet the criteria for equity treatment (see Note 4 – Fair Value). As consideration for drawing the Tranche C Loan in May 2025, the Company agreed to modify the previously agreed upon per share exercise price of $21.296 for the Perceptive Warrant and per share exercise price of $32.508 for the First Amendment Warrants, to purchase up to 275,000 shares of the Company's common stock, at a new per share exercise of $8.382, which is equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. The modification of the per share exercise price resulted in an increase in the fair value of the Tranche A, B, and First Amendment Warrants of $0.2 million, which was recorded as a debt issuance cost and increase to Additional Paid-In Capital.

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

On May 10, 2023, the Company entered into the First Amendment with the Lender, whereby subject to the terms and conditions of the First Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold of each fiscal quarter commencing on the fiscal quarter ended June 30, 2023 through and including the fiscal quarter ended March 31, 2024. As consideration for the First Amendment, the Company agreed to issue to Perceptive a warrant to purchase up to 25,000 shares of the Company’s common stock (the First Amendment Warrants) which are equity classified at a per share exercise price equal to $32.508 (see Note 8 - Equity).

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

On February 28, 2025 (the Fifth Amendment Effective Date), the Company entered into the Fifth Amendment to the Credit Agreement and Guaranty (the Fifth Amendment) with Perceptive, as lender and administrative agent, and the Company, as borrower, whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan revenue milestone was eliminated and the Commitment Termination Date (as defined in the Credit Agreement) was extended, providing continued availability to the Tranche C Loan in an aggregate amount equal to $10.0 million through December 31, 2025. In addition, on the Tranche C Loan Borrowing Date (as defined in the Credit Agreement), the Tranche C Warrants, as amended, will become vested and exercisable at an exercise price equal to $15.86, the Company's closing stock price on February 28, 2025.

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of September 30, 2025, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

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

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of September 30, 2025
Remainder of 2025	$4
2026	6
2027 and thereafter	50,000
Total	$50,010

Note 7 – Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. In January 2024 the Company relocated its corporate headquarters and laboratory facilities to Louisville, Colorado. The Company also leases laboratory and office space in De Soto, Kansas, under a

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

non-cancelable lease agreement for approximately 10,838 square feet. On July 1, 2025, the Company amended the De Soto lease agreement to extend the term from October 2026 to June 2030. The Company also holds various copier and equipment leases under non-cancelable lease agreements that expire within the next five years.

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

Under the Lease, the Company is leasing approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the condensed balance sheet as of September 30, 2025.

Operating lease expense for all operating leases was $0.6 million and $1.7 million for both the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the weighted-average remaining lease term and discount rate associated with our operating leases were 9.3 years and 11.4%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of September 30, 2025
Remainder of 2025	$1,041
2026	4,257
2027	4,302
2028	4,390
2029	4,482
2030 and thereafter	23,986
Total future minimum lease payments	42,458
Less amount representing interest	(16,652)
Total lease liabilities	$25,806

Note 8 – Equity

Nasdaq De-Listing Notice

On March 24, 2025, the Company received written notice from the Listing Qualifications Staff (the Staff) of Nasdaq notifying the Company that it no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Global Market. On September 15, 2025, the Company effected a 1-for-20 reverse stock split and on September 26, 2025, the Company received a letter from the Staff notifying the Company that it had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Market, and the matter is now closed.

At-The-Market Program

The Company maintains an at-the-market (ATM) facility that enables equity financing on an ongoing basis at the Company’s discretion. On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. In connection with establishing the 2024 ATM Program, the Company terminated its prior $50.0 million ATM program

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

established in November 2021, and no additional stock can be issued thereunder. During the three and nine months ended September 30, 2025, the Company raised approximately $5.0 million ($4.8 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 596,532 common shares at a weighted average price per share of $8.38. The Company had remaining available capacity for share issuances of up to $45.0 million under the 2024 ATM Program as of September 30, 2025.

Warrants

During 2018, the Company issued Series G warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Series G warrants were immediately exercisable upon issuance and expire on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes option-pricing model. As a result of the Company’s IPO, the Series G warrants were automatically converted to warrants to purchase 5,166 shares of common stock with a weighted average exercise price of $89.04 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of September 30, 2025.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt), the Company issued the Perceptive Warrant to purchase up to 250,000 shares of the Company's common stock, including the Initial Warrants. The per share exercise price for the Initial Warrants was equal to $21.296. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of September 30, 2025.

On May 10, 2023, as consideration for the First Amendment (see Note 6 – Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 25,000 shares of the Company’s common stock (the First Amendment Warrants). The per share exercise price was equal to $32.508. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of September 30, 2025.

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 6 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche B Warrants was equal to $21.296. The Tranche B Warrants are now equity classified and immediately exercisable upon issuance and expire on December 15, 2033. The Tranche B Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 76.2%, a dividend yield of 0% and a risk-free interest rate of 3.91%. All Tranche B Warrants remain outstanding as of September 30, 2025.

As consideration for drawing the Tranche C Loan, the Company agreed to modify the previously agreed upon per share exercise price of $21.296 for the Perceptive Warrant and per share exercise price of $32.508 for the First Amendment Warrants, to purchase up to 275,000 shares of the Company's common stock, at a new per share exercise of $8.382, which is equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. The modification of the per share exercise price resulted in an increase in the fair value of the Tranche A, B, and First Amendment Warrants of $0.2 million, which was recorded as a debt issuance cost and increase to Additional Paid-In Capital.

On May 8, 2025, the Company exercised its ability to draw the Tranche C loan (see Note 6 – Debt). In connection with the Tranche C draw, the Company measured the Tranche C Warrants through May 12, 2025 (the Tranche C Borrowing Date) and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche C Warrants is equal to $8.382. The Tranche C Warrants are now equity classified and immediately exercisable upon issuance and expire on May 12, 2035. The Tranche C Warrants were valued at $0.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 72.1%, a dividend yield of 0% and a risk-free interest rate of 4.45%. All Tranche C Warrants remain outstanding as of September 30, 2025.

Note 9 – Revenue and Accounts Receivable Credit Concentration

We derive our revenue from two sources: (i) Diagnostic Tests, providing lung diagnostic testing services for healthcare providers associated with our five blood-based tests and (ii) Development Services, providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Diagnostic Tests	$19,835	$17,168	$54,049	$47,503
Development Services	1,933	983	5,695	3,391
Total revenues	$21,768	$18,151	$59,744	$50,894

Deferred Revenue

Deferred revenue consists of cash payments from customers received or to be received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed statements of operations. The Company had $0.7 million in ‘Deferred revenue’ recorded in the condensed balance sheet as of December 31, 2024 and $3.8 million was added throughout 2025 to ‘Deferred revenue’ for up-front cash payments while $1.7 million was recognized in revenues during the nine months ended September 30, 2025. The ‘Deferred revenue’ of $2.8 million recorded in the condensed balance sheet as of September 30, 2025 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of September 30, 2025 and December 31, 2024, the Company had $0.1 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the condensed balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

In September 2025, the Company executed a Development Services contract for which the Company will receive $3.0 million as a non-refundable, up-front payment to be received in the three months ending December 31, 2025. As of September 30, 2025, the $3.0 million is recorded as a receivable in ‘Accounts receivable, net of allowance for credit losses’ and approximately $2.4 million remains in ‘Deferred revenue’ in the condensed balance sheet.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United Healthcare	11%	7%	8%	8%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 30% and 34% of the Company’s total revenue for the three and nine months ended September 30, 2025 compared to 40% for both the three and nine months ended September 30, 2024, respectively.

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

	As of
	September 30, 2025	December 31, 2024
Medicare	16%	21%
Bio-Rad Laboratories, Inc.	22%	—
Daiichi Sankyo	—	14%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of September 30, 2025, 103,046 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s condensed statements of operations was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct costs and expenses	$25	$20	$90	$54
Research and development	108	110	291	240
Sales, marketing, general and administrative	920	1,385	2,683	5,079
Total	$1,053	$1,515	$3,064	$5,373

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $4.8 million as of September 30, 2025 and is expected to be amortized to expense over the next 2.2 years.

Stock Options

Stock option activity during the nine months ended September 30, 2025, excluding the Bonus Option Program described below, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2025	208	$49.74	7.7	$718
Granted	148	16.50	—	—
Forfeited/canceled	(24)	43.66	—	—
Exercised	—	—	—	—
Outstanding ‑ September 30, 2025	332	$34.20	8.0	$27
Exercisable ‑ September 30, 2025	150	$46.74	6.9	$18

Restricted Stock Unit Activity

Restricted stock unit activity during the nine months ended September 30, 2025 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2025	188	$36.84
Granted	63	13.60
Forfeited/canceled	(1)	44.65
Released	(35)	37.05
Outstanding ‑ September 30, 2025	215	$29.83

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Bonus-to-Options Program

The Company also had a Bonus-to-Options Program (the Bonus Option Program) which allowed participants who so elected to convert a portion of their annual cash bonus into fully vested, non-qualified stock options to purchase shares of common stock. Participation was limited to the Chief Executive Officer, direct reports to the Chief Executive Officer and Vice Presidents of the Company. Beginning with fiscal year 2025, the Company terminated the Bonus Option Program to convert future annual cash bonuses to stock options. Stock options previously granted through the Bonus Option Program will remain vested and outstanding until they are exercised, forfeited, or expire. As part of the Bonus Option Program, the Company recorded the following activity during the nine months ended September 30, 2025 (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2025	68	$40.84	8.0	$35
Granted	36	18.42	—	—
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—
Outstanding ‑ September 30, 2025	104	$33.15	8.0	$—
Exercisable ‑ September 30, 2025	104	$33.15	8.0	$—

The Company recorded zero expense for both the three and nine months ended September 30, 2025, respectively, compared to $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, related to the estimate of the Bonus Option Program. Options granted pertaining to the performance of the Bonus Option Program were typically approved and granted in first quarter of the year following completion of the fiscal year.

The weighted average fair value of the Bonus Options and stock options to purchase common stock granted during the nine months ended September 30, 2025 and 2024 was $5.97 and $22.70, respectively.

Employee Stock Purchase Plan

The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the nine months ended September 30, 2025, 48,604 shares were issued under the ESPP, leaving 49,642 shares reserved for future issuance, following stockholder approval of our Amended and Restated ESPP.

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

Basic and diluted loss per share as of the dates indicated below were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss attributable to common stockholders	$(8,716)	$(10,258)	$(31,285)	$(34,680)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	7,500	7,315	7,378	6,182
Net loss per share, basic and diluted	$(1.16)	$(1.40)	$(4.24)	$(5.61)

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	436	269	436	269
Shares committed under ESPP	4	1	4	1
Warrants	280	230	280	230
Restricted stock units	215	189	215	189
Total	935	689	935	689

Note 12 – Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three and nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025, the Company maintains a full valuation allowance against its deferred tax assets. Accordingly, the enactment of the OBBBA is not expected to have a material impact on the Company’s deferred tax balances as of December 31, 2025. The Company will continue to evaluate the impact of the OBBBA and monitor any additional guidance issued by the U.S. Department of the Treasury or the Internal Revenue Service.

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

Substantially all of the Company’s revenue and all long-lived assets were derived or are located in the United States for the three and nine months ended September 30, 2025 and 2024. The measure of segment assets is reported on the balance sheet as total assets.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The CODM regularly reviews the following significant expenses and other segment items. A summary of the significant expenses and other segment items reported in the Company’s statements of operations as of the dates indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$21,768	$18,151	$59,744	$50,894
Less:
Direct costs and expenses (less employee related expenses and depreciation and amortization)	3,061	3,207	8,634	8,296
Employee related expenses (less share-based compensation expenses)	16,933	14,109	48,703	41,014
Contracted services expenses	1,511	1,771	5,691	4,811
Sales and marketing education and event expenses	1,748	1,619	5,601	6,057
Occupancy and equipment service expenses	1,129	975	3,079	3,071
Clinical trials and associated costs	284	268	1,287	912
Depreciation and amortization expense	1,406	1,493	4,283	4,324
Share-based compensation expenses	1,053	1,515	3,064	5,373
Interest expense	2,074	2,041	5,657	6,506
Change in fair value of warrant liability, net	—	—	280	—
Other segment items (1)	1,285	1,411	4,750	5,210
Net loss	$(8,716)	$(10,258)	$(31,285)	$(34,680)
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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a registrational Phase 3 clinical trial for ficlatuzumab. On January 19, 2023, LG Chem, Ltd. (LG Chem) announced the acquisition of AVEO which would become the US foundation for LG Chem Life Sciences' Oncology Division. In January 2024, LG Chem announced the initiation of the Phase 3 clinical trial for ficlatuzumab and, if approved by the FDA, LG Chem plans to launch the ficlatuzumab product in the global market, including the United States, by 2028. There were no royalties received related to this agreement for the three and nine months ended September 30, 2025 and 2024.

License Agreements

In August 2019, the Company entered into a non-exclusive license agreement with Bio-Rad (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. There are no license fees related to this agreement. In May 2024, the Company amended the agreement to extend the Bio-Rad License from August 2024 to August 2026. In August 2019, the Company also agreed to purchase all of the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

a separately executed supply agreement (the Supply Agreement) with Bio-Rad. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement.

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License was $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.

On October 31, 2019, we completed an acquisition of Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") including its COLA/CLIA lab in De Soto, Kansas and its pulmonary nodule malignancy test, then marketed in the United States as the EarlyCDT Lung® test. We renamed and relaunched the test on February 28, 2020 as the Nodify CDT test. As part of the acquisition of the assets of Oncimmune, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to the Nodify CDT test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter. Royalty expenses were $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively, compared to $0.5 million and $1.1 million for the three and nine months ended September 30, 2024, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (Form 10-K) and the Condensed Financial Statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed on March 3, 2025.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of September 30, 2025 and 2024 and for the three and nine months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three and nine months ended September 30, 2025 and 2024 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In addition, payers who were previously either not covering or paying a reduced rate for the tests may decide in the future to start or restart reimbursing for one or more of our tests. In the three months ending September 30, 2025, a major third party commercial payer who had previously stopped reimbursing us for certain of our tests began reimbursing claims for use of the tests, which contributed to an increase in average revenue per test in the quarter. While we currently expect this trend to continue, there is no guarantee of future reimbursement performance from this particular payer or any other payer.

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

Our clinical research has resulted in over 90 peer-reviewed publications for our tests. In addition to clinical studies, we are collaborating with investigators from multiple academic cancer centers. On June 3, 2022, we announced the intent to develop a new novel molecular minimal residual disease (MRD) test as a part of a master sponsored research agreement (MSRA) with Memorial Sloan Kettering Cancer Center (MSK). In addition, the MSRA between MSK and the Company also includes the potential future development of other diagnostic tests aimed at improving the treatment of cancer. On March 25, 2024, we announced a new master collaborative research agreement (MCRA) with MSK under which the teams will collaborate on a development plan for diagnostic tests aimed at improving the treatment of cancer. Biodesix will utilize its array of genomics, proteomics, and data mining capabilities with the aim of developing and commercializing oncology biomarker assays in collaboration with MSK. Bio-Rad will provide its industry-leading digital PCR assay technology in support of this important work. We believe these studies and collaborative arrangements are critical to gaining physician adoption and driving favorable coverage decisions by payers and expect our investments in research and development to increase. Further we also expect to increase our research and development expenses to fund further innovation and develop new clinically relevant tests.

•
Ability to attract new Development Services including biopharmaceutical customers and maintain and expand relationships with existing customers. Our business development team promotes the broad utility of our products for biopharmaceutical companies in the United States and internationally. Our revenue, business opportunities and growth depend in part on our ability to attract new Development Services including biopharmaceutical customers and to maintain and expand relationships with existing biopharmaceutical customers. We expect to increase our sales and marketing expenses in furtherance of this as we continue to develop these relationships, and we expect to support a growing number of investigations and clinical trials. If our relationships expand, we believe we may have opportunities to offer our platform for companion diagnostic development, novel target discovery and validation efforts, and to grow into other commercial opportunities. For example, we believe our multi-omic data including genomic and proteomic data, in combination with clinical outcomes or claims data, has revenue-generating potential, including for novel target identification and companion diagnostic discovery and development.
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

Third Quarter 2025 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended September 30, 2025 as compared to the same period in 2024 unless otherwise noted:

•
Total revenue of $21.8 million for the third quarter 2025, an increase of 20% over the prior year comparable period;
o
Lung Diagnostic Testing revenue of $19.8 million for the third quarter, an increase of 16% over the prior year comparable period; driven by an increase in total tests delivered and increase in average revenue per test. In addition to the improvements from the Company’s payer coverage and revenue cycle management activities, a major Medicare Advantage plan restarted paying current claims;
o
Development Services revenue of $1.9 million for the third quarter, an increase of 97% over the prior year comparable period, a result of both delivering against the Company’s book of contracted business and securing new agreements;
•
Gross margin was $17.7 million, or 81% for the third quarter 2025, a 400-basis point improvement over the prior year comparable period, driven by growth in Lung Diagnostic testing, improvements in average revenue per test, and optimization of testing workflows that resulted in improvements in costs per test;
•
Operating expenses (excluding direct costs and expenses) of $24.7 million for the third quarter 2025, an increase of 10% over the prior year comparable period;
o
Increase in operating expenses is primarily attributed to an increase in sales and marketing costs due to the planned expansion of the sales team to support Lung Diagnostic sales growth, as well as to enhance Biodesix market awareness and drive product adoption;
o
Includes non-cash stock compensation expense of $1.1 million during the third quarter 2025, a decrease of 30% over the prior year comparable period;
•
Net loss of $8.7 million for the third quarter 2025, an improvement of 15% over the prior year comparable period;
•
Cash and cash equivalents of $16.6 million as of September 30, 2025, a decrease of $4.1 million from the period ending June 30, 2025. Change in cash included $4.8 million in net proceeds from the Company’s at-the-market offering, partially offset by unfavorable changes in working capital, primarily driven by a $5.2 million increase in accounts receivable. The increase in accounts receivable reflects higher Lung Diagnostic Testing revenue, newly secured Development Services agreements, and the timing of cash receipts, which were collected during the fourth quarter.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the three and nine months ended September 30, 2025 interest expense primarily consists of cash and non-cash interest from the Perceptive Term Loan Facility. For the three and nine months ended September 30, 2024, interest expense consists of cash and non-cash interest from the Perceptive Term Loan Facility and changes in the value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. Interest income, which is included in ‘Other income, net’ in the condensed statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues	$21,768	$18,151	$3,617	20%	$59,744	$50,894	$8,850	17%
Operating expenses
Direct costs and expenses	4,106	4,179	(73)	(2)%	11,840	11,231	609	5%
Research and development	2,992	2,547	445	17%	9,131	7,145	1,986	28%
Sales, marketing, general and administrative	21,714	20,016	1,698	8%	64,573	60,232	4,341	7%
Impairment loss on intangible assets	7	—	7	100%	106	135	(29)	(21)%
Total operating expenses	28,819	26,742	2,077	8%	85,650	78,743	6,907	9%
Loss from operations	(7,051)	(8,591)	1,540	18%	(25,906)	(27,849)	1,943	7%
Other (expense) income
Interest expense	(2,074)	(2,041)	(33)	(2)%	(5,657)	(6,506)	849	13%
Loss on extinguishment of liabilities	—	—	—	—%	—	(248)	248	100%
Change in fair value of warrant liability, net	—	—	—	—%	(280)	—	(280)	(100)%
Other income (expense), net	409	374	35	9%	558	(77)	635	825%
Total other expense	(1,665)	(1,667)	2	0%	(5,379)	(6,831)	1,452	21%
Net loss	$(8,716)	$(10,258)	$1,542	15%	$(31,285)	$(34,680)	$3,395	10%

Share-based compensation (1)	$1,053	$1,515	$(462)	(30)%	$3,064	$5,373	$(2,309)	(43)%
(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenues
Diagnostic Tests	19,835	17,168	2,667	16%	$54,049	$47,503	$6,546	14%
Development Services	1,933	983	950	97%	5,695	3,391	2,304	68%
Total revenues	$21,768	$18,151	$3,617	20%	$59,744	$50,894	$8,850	17%

Total revenues increased $3.6 million or 20%, and $8.9 million or 17%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.

Diagnostic Tests revenue increased $2.7 million or 16%, and $6.5 million or 14%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases are primarily due to an increase of $3.2 million and $7.7 million, respectively, in the Nodify Lung Nodule Risk Assessment testing strategy driven by increases in tests delivered and improvements in average revenue per test as our sales efforts continue to focus on Nodify CDT and XL2 tests. These increases were partially offset by $0.5 million and $1.2 million decreases, respectively, in the IQLung testing strategy sales.

Development Services revenue increased $1.0 million or 97%, and $2.3 million or 68%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in revenue was primarily a result of delivering against our expanding book of business and securing new agreements.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue decreased $0.1 million or 2%, and increased $0.6 million or 5%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Although testing volumes increased, the decrease in expenses for the three months ended September 30, 2025 is primarily driven by the optimization of testing workflows that resulted in improvements in costs per test. The increase for the nine months ended September 30, 2025 is primarily due to the increase in testing volume, partially offset by improvements in costs per test, compared to the same period in 2024.

Research and development

Research and development expenses increased $0.4 million or 17%, and $2.0 million or 28%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in costs was primarily due to an increase in internal expenses associated with employee compensation and benefit costs resulting from an increase in headcount and variable compensation as well as an increase in external costs associated with clinical trials.

The following table summarizes our external and internal costs for the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
External expenses:
Clinical trials and associated costs	$284	$268	$16	6%	$1,287	$911	$376	41%
Other external costs	834	730	104	14%	2,212	2,044	168	8%
Total external costs	1,118	998	120	12%	3,499	2,955	544	18%
Internal expenses	1,874	1,549	325	21%	5,632	4,190	1,442	34%
Total research and development expenses	$2,992	$2,547	$445	17%	$9,131	$7,145	$1,986	28%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $1.7 million or 8%, and $4.3 million or 7%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase in costs was primarily due to an increase in internal expenses associated with employee compensation and benefit costs resulting from an increase in headcount and variable compensation offset by a decrease in external costs associated with contracted services and sales and marketing educational and event expenses.

Non-operating Expenses

Interest expense

Interest expense increased an insignificant amount and decreased $0.8 million or 13%, for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The interest expense for the nine months ended September 30, 2025 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility of $5.5 million. The interest expense for the nine months ended September 30, 2024 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility of $5.3 million and interest associated with the contingent consideration of $1.1 million, which was paid in full on September 30, 2024.

Loss on extinguishment of liabilities

Loss on extinguishment of liabilities decreased $0.2 million or 100% for the nine months ended September 30, 2025, compared to the same period in 2024. On April 22, 2024, the Company obtained consent from Perceptive and prepaid the July 1, 2024 contingent consideration Milestone Payment of $8.4 million to Indi. As a result of prepaying the Milestone Payment, the Company performed a fair value analysis through April 22, 2024 and recorded a loss on early extinguishment of $0.2 million.

Change in fair value of warrant liability, net

On February 28, 2025, the Company entered into the Fifth Amendment to the Credit Agreement with Perceptive, whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan Commitment Termination Date was extended, providing continued availability to the Tranche C Loan through December 31, 2025. In addition, on the Tranche C Loan borrowing date, the Tranche C Warrants, as amended, would become vested and exercisable at an exercise price equal to $15.86, the Company's closing stock price on February 28, 2025. On May 8, 2025, the Company exercised its ability to draw the Tranche C loan under the Perceptive Term Loan Facility for $10.0 million. As consideration for drawing the Tranche C Loan, the Company agreed to modify the previously agreed upon per share exercise price of $15.86 for the Tranche C Warrants to a new per share exercise of $8.382, which was equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. In connection with the Tranche C draw, the Company remeasured the Tranche C Warrants through the Tranche C borrowing date and recorded the change in fair value through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital.

During the three and nine months ended September 30, 2025, the Company recorded no change and a loss of $0.3 million, respectively, as a change in fair value of warrant liability through the condensed statements of operations.

Other income (expense), net

During the three and nine months ended September 30, 2025, the Company recorded other income, net of $0.4 million and $0.6 million, respectively, primarily related to interest and other income. During the three and nine months ended September 30, 2024, the Company recorded other income, net of $0.4 million and other expense, net of $0.1 million, respectively. The other income, net for the three months ended September 30, 2024 was comprised primarily of interest income. The other expense, net for the nine months ended September 30, 2024 primarily consisted of deferred offering costs of approximately $0.7 million as a result of changes in the probability of our ability to fully utilize the LPC Facility prior to the termination date, offset by $0.6 million of interest and other income.

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

On November 21, 2022, the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP (Perceptive) as lender and administrative agent (the Lender) for up to $50.0 million, with funding of $30.0 million and the issuance of warrants exercisable into 150,000 shares of the Company’s common stock occurring on November 21, 2022, and two additional contingently issuable tranches of $10.0 million each subject to certain terms and conditions, including revenue milestones.

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

On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. In connection with establishing the 2024 ATM Program, the Company terminated its prior $50.0 million ATM program established in November 2021, and no additional stock can be issued thereunder. During the three and nine months ended September 30, 2025, the Company raised approximately $5.0 million ($4.8 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 596,532 common shares at a weighted average price per share of $8.38. As of September 30, 2025, the Company had remaining available capacity for share issuances of up to $45.0 million under the 2024 ATM Program.

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

On March 24, 2025, the Company received written notice from the Listing Qualifications Staff (the Staff) of Nasdaq notifying the Company that it no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Global Market. On September 15, 2025, the Company effected a 1-for-20 reverse stock split and on September 26, 2025, the Company received a letter from the Staff notifying the Company that it had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Market, and the matter is now closed.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash flows (used in) provided by:
Operating activities	$(24,049)	$(44,553)
Investing activities	(299)	(2,556)
Financing activities	14,708	52,231
Net (decrease) increase in cash and cash equivalents and restricted cash	$(9,640)	$5,122

Our cash flows resulted in a net decrease in cash and cash equivalents and restricted cash of $9.6 million during the nine months ended September 30, 2025 as compared to a net increase in cash of $5.1 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, net cash used in operating activities totaled $24.0 million, a decrease of approximately $20.6 million compared to the same period in 2024 primarily due to favorable changes in net working capital of $20.9 million, which includes a decrease of $23.3 million in payments made for contingent consideration during the nine months ended September 30, 2024, partially offset by a $3.3 million increase in accounts receivable due to an increase in revenue.

Net cash used in investing activities during the nine months ended September 30, 2025 totaled $0.3 million, a decrease of $2.3 million compared to the same period in 2024. The decrease in net cash used in investing activities was primarily due to decreases in purchases of property and equipment and capital expenditures.

Net cash provided by financing activities during the nine months ended September 30, 2025 totaled $14.7 million, a decrease of $37.5 million compared to the same period in 2024. The net cash provided by financing activities for the nine months ended September 30, 2025 primarily resulted from $10.0 million in net proceeds from the issuance of Tranche C under the Perceptive Term Loan Facility, $4.8 million net proceeds from the issuance of common stock under our ATM facility, and $0.5 million in net proceeds from our ESPP, partially offset by payments of $0.6 million associated with our finance lease obligations. The net cash provided by financing activities for the nine months ended September 30, 2024 primarily resulted from $51.3 million in net proceeds from the issuance of common stock from an underwritten offering of common stock and a concurrent private placement, $0.6 million from the issuance of common stock from our ATM facility, and $0.3 million from our ESPP.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of September 30, 2025 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$64,448	$6,673	$57,775	$—	$—
Operating lease obligations	42,458	4,239	8,648	8,948	20,623
Finance lease obligations	1,459	752	586	121	—
Total	$108,365	$11,664	$67,009	$9,069	$20,623

(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect on September 30, 2025.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

As of September 30, 2025, we have not entered into any off-balance sheet arrangements.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of September 30, 2025, we had $50.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of September 30, 2025, a hypothetical 100 basis point increase in interest rates would have an estimated $0.5 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

There were no changes to our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

Our business could be adversely affected by a prolonged federal government shutdown, particularly if it results in interruptions to Medicare, Medicaid, or other federally funded healthcare programs.

Our business could be adversely affected by a prolonged federal government shutdown, particularly if it results in interruptions to Medicare, Medicaid, or other federally funded healthcare programs. These programs represent a significant portion of our revenue, and any delay in payments, coverage decisions, or patient access could materially impact our financial results. Additionally, a shutdown may delay regulatory approvals and hinder our ability to launch new products, further affecting our growth prospects.

There can be no assurance that our common stock will maintain compliance with the minimum bid price requirement or other applicable listing standards of The Nasdaq Stock Market LLC or another national securities exchange.

There can be no assurance that we will be able to continue to meet The Nasdaq Global Market listing standards. We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common shares on The Nasdaq Global Market. If we are unable to maintain compliance with all applicable listing standards, our common stock may no longer be listed on The Nasdaq Global Market or another national securities exchange and the liquidity and market price of our common stock may be adversely affected.

On March 24, 2025, we received written notice from the Staff of Nasdaq notifying us that we no longer complied with the minimum bid price requirement for continued listing on The Nasdaq Global Market. On September 15, 2025, we effected a 1-for-20 reverse stock split and on September 26, 2025, we received a letter from the Staff notifying us that we had regained compliance with the minimum bid price requirement for continued listing on The Nasdaq Global Market, and the matter is now closed.

If in the future we fail to meet Nasdaq’s continued listing requirements and Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we could face significant material adverse consequences, including, without limitation, a substantial reduction in the liquidity of our common stock, which could limit our access to capital markets for any potential future fundraising.

Enhanced U.S. tariffs, import/export restrictions or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes. Current or future tariffs imposed by the U.S. may negatively impact our business. During 2025, the U.S. presidential administration has threatened and imposed significant tariffs on imports from various countries, and has indicated that additional tariffs may be imposed in the future. In response, some of these countries have announced or imposed tariffs on imports from the U.S. The duration for which enacted tariffs will be in place remain uncertain and protracted trade disputes could lead to economic decline, which could negatively impact our results of operations.

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

On September 29, 2023, FDA announced a proposed rule to amend its regulations to explicitly regulate laboratory developed tests (LDTs) as in vitro diagnostic tests in accordance with the agency’s regulatory authority over medical devices. The FDA finalized its rule on May 6, 2024 and announced that the agency would phase-out its LDT enforcement discretion policy in gradual stages over a total period of four years. LDTs that fall within targeted enforcement discretion policies may be exempt from some of these requirements. If the final rule, or a similar policy, were to take effect, our tests that are currently offered as LDTs could become subject to certain statutory and regulatory provisions that are applicable to medical devices, including but not limited to, medical device reporting and correction and removal reporting requirements, quality systems regulations, registration and listing requirements, and premarket review requirements. Under the final rule, laboratories offering “high-risk” tests that would be subject to premarket authorization application requirements or licensure under Section 351 of the Public Health Service Act, would need to ensure that the appropriate submission is received by the FDA before November 6, 2027. Laboratories offering “moderate-risk” or “low-risk” tests that would be subject to De Novo authorization or premarket notification submissions would need to ensure that the appropriate submission is received by the FDA before May 6, 2028. Other regulatory requirements would have been gradually phased in beginning on May 6, 2025.

Failure to comply with applicable requirements under the relevant timeframes could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial enforcement actions, which in turn may have an adverse impact on our business, financial condition, and results of operations.

Legal challenges have been filed in federal district court over the agency’s authority to regulate LDTs as medical devices. On March 31, 2025, the U.S. District Court for the Eastern District of Texas struck down the FDA’s final rule, concluding that it exceeds FDA’s statutory jurisdiction, authority, or limitations. The final rule was vacated and remanded to FDA for further consideration based on the opinion, with the court stating that “[t]here is no likelihood that FDA can justify its decision on remand, given that the final rule exceeds its authority under the FDCA.” The government did not file an appeal to the decision. Congress has also considered legislation to establish a new comprehensive regulatory framework that would provide oversight over LDTs. The Trump Administration may also reverse the final rule. However, in September 2025, the FDA issued the final rule that formally vacates the agency's May 2024 LDT final rule, following the March 2025 U.S. District Court for the Eastern District of Texas decision to vacate the rule.

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

While we believe that we are currently in material compliance with applicable laws and regulations, it is possible that the FDA, or other regulatory agencies, would not agree with our determinations. If our products or services became subject to premarket submission and other FDA requirements, we would need to comply with the applicable regulations or face significant civil and criminal penalties. In addition, IVDs and CDx tests are widely considered to be Class III devices, and it is possible that in the future, we may develop tests that fall into this category. CDx tests in particular may require further administrative procedures in the IVD (PMA) submission process. Exposure to these additional regulatory requirements would also affect our business, financial condition and results of operations.

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

Under the final rule, our tests that are currently offered as LDTs could become subject to certain statutory and regulatory provisions that are applicable to medical devices, including but not limited to, medical device reporting and correction and removal reporting requirements, quality systems regulations, registration and listing requirements, and premarket review requirements. Laboratories offering "high-risk" tests that would be subject to premarket authorization application requirements or licensure under Section 351 of the Public Health Service Act, would need to ensure that the appropriate submission is received by the FDA before November 6, 2027. Laboratories offering “moderate-risk” or “low-risk” tests that would be subject to De Novo authorization or premarket notification submissions would need to ensure that the appropriate submission is received by the FDA before May 6, 2028. Other regulatory requirements would have been gradually phased in beginning on May 6, 2025.

Failure to comply with applicable requirements under the relevant timeframes could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial enforcement actions, which in turn may have an adverse impact on our business, financial condition, and results of operations.

Legal challenges have been filed in federal district court over the agency’s authority to regulate LDTs as medical devices. On March 31, 2025, the U.S. District Court for the Eastern District of Texas struck down the FDA’s final rule, concluding that it exceeds FDA’s statutory jurisdiction, authority, or limitations. The final rule was vacated and remanded to FDA for further consideration based on the opinion, with the court stating that “[t]here is no likelihood that FDA can justify its decision on remand, given that the final rule exceeds its authority under the FDCA.” The government did not file an appeal to the decision. Congress has also considered legislation to establish a new comprehensive regulatory framework that would provide oversight over LDTs. The Trump Administration may also reverse the final rule. However, in September 2025, the FDA issued the final rule that formally vacates the agency's May 2024 LDT final rule, following the March 2025 U.S. District Court for the Eastern District of Texas decision to vacate the rule.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended September 30, 2025.

Item 6. Exhibits.

Exhibit Number	Description

3.1***

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Biodesix, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2025).

3.2***

Certificate of Elimination of the Series A Non-Voting Convertible Preferred Stock of Biodesix, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2025).

10.1*	De Soto Amendment to Lease Agreement, effective July 1, 2025, by and between Biodesix, Inc. and De Soto Investments, LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

*** Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: November 3, 2025	By:	/s/ CHRISTOPHER C. VAZQUEZ
Christopher C. Vazquez
Chief Accounting Officer
(Principal Accounting Officer)