Form 10-K
period 2025-12-31
BIODESIX INC
filed 2026-02-26
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

As of June 30, 2025, the aggregate market value of common stock held by non-affiliates of the Registrant was $19.6 million, based on the closing price of the common stock as reported on the NASDAQ Global Market for that date.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2026 was 9,858,358.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, and delivered to stockholders in connection with the Registrant’s annual meeting of stockholders are to be incorporated by reference into Part III, as specifically set forth in Part III.

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

We derive our revenue from two sources: (i) Biodesix Lung Diagnostic Testing (Lung Diagnostic Testing), providing lung diagnostic testing services for healthcare providers associated with our five blood-based tests and (ii) Biodesix Development Services (Development Services) providing diagnostic testing services and consulting to biopharmaceutical, life sciences, and diagnostic companies.

During 2025, we achieved numerous company milestones:

•
We delivered on our commercial and diagnostic services strengths resulting in an estimated $88.5 million in total revenue for the year, an increase of 24% over 2024;
o
Lung Diagnostic Testing - $79.2 million of revenue, an increase of 22%, from 62,600 tests delivered, an increase of 15%;
o
Development Services - $9.3 million in biopharmaceutical services revenue, an increase of 41%;
•
We continued to present and publish new clinical data supporting the adoption of our tests, increased reimbursement coverage for our Lung Diagnostic tests from private payors, and advanced our research and development partnerships;
•
We enrolled more than 1,500 patients in the CLARIFY study, which will collect patient outcomes and other clinical information on 4,000 patients who have received Nodify Lung® Nodule Risk Assessment testing in the clinical setting and have at least 1-2 years of follow-up.
•
We improved our operational efficiencies increasing gross margin percentage to 81% as compared to 78% in 2024;
•
We maintained our cost-disciplined approach limiting growth in full year Operating Expense, excluding Direct costs and expenses to 10% over 2024, including non-cash share-based compensation expenses, while growing revenue by 24%; and
•
We were awarded the prestigious 2025 Denver Post | Energage Top Workplaces, the second consecutive year receiving an employee-survey based recognition award – a reflection of our strong team culture and employee engagement.

Our Strategy

At Biodesix, we have built a team with deep experience in diagnostics including commercialization, reimbursement, regulatory, medical affairs, research and development, technology, and operations to provide needed products and services to address critical clinical questions and help improve patient care. We believe that establishing a new standard of care utilizing personalized diagnostics requires an extensive understanding of clinical needs, scientific expertise to develop tests using the optimal technology for each clinical question, development of clinical evidence to demonstrate benefits of the testing, a scalable operational infrastructure, and an established commercial channel to drive market adoption and payer coverage.

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

1.
Lung Diagnostic Tests - Drive increased awareness, adoption, and reimbursement coverage of our diagnostic tests by:
•
continuously educating healthcare providers key opinion leaders, hospital systems, advocacy groups, patients, payers, academic research organizations, and technology assessment and guideline organizations on the clinical data and benefits of our tests;
•
continuing to invest in the expansion and professional development of our lung-focused clinical sales force and commercial support teams;
•
extending our commercial reach in clinics specializing in the management of lung nodules and the diagnosis of lung disease and their primary care referral networks;
•
investing in clinical studies and publish additional clinical data to continue to increase market adoption and reimbursement coverage for our tests;

•
publishing health economics and outcomes research demonstrating the impact of our tests on the US healthcare system and decreasing overall costs; and
•
engaging key opinion leaders and partners to identify existing or emerging clinical needs in lung disease and to develop tests to address those questions to be provided to the market through our existing commercial channel.
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
•
adding new biopharmaceutical, life science, tools, and diagnostic customers and leveraging existing projects and relationships to expand engagement with our current customers;
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

Lung cancer is the deadliest cancer in the United States with most patients diagnosed late stage, with advanced disease. With the introduction of numerous treatment options, healthcare providers need an ever-increasing amount of information to select the best treatment plan for each individual patient. We believe that the lung cancer continuum of care has a variety of clinical unmet needs ranging from initial diagnosis of lung cancer after discovery of a lung nodule to treatment guidance for early and advanced stage disease, and monitoring for disease progression. We estimate that in the United States, the lung cancer continuum of care represents over 10 million annual testing opportunities and represents greater than $27 billion market opportunity annually.

•
Diagnosis: We estimate there are approximately 5 to 6 million lung nodules in the United States annually. Approximately 1.6 million new nodules are identified incidentally, and potentially 4 million lung nodules from the adoption of screening could be identified annually in the United States. Following initial discovery of a nodule, patients are typically evaluated by a primary care provider or a pulmonologist for the risk of lung cancer before determining if a patient should be considered for an invasive procedure to obtain a tissue sample to confirm diagnosis or computed tomography (CT) surveillance. This risk assessment includes a review of clinical factors such as the patient’s smoking history and age, and radiological features such as the size, texture, and location of the nodule, obtained from a CT scan. We estimate that approximately 80% of patients are identified as “low to moderate risk (5%-65%)” during these initial risk assessments. The current Lung Nodule guideline recommendations are unclear, often resulting in either over-treatment of patients with benign nodules or under-treatment in patients with cancerous nodules. An estimated 17% of patients initially scheduled for watchful waiting, or follow-up CT scans are later diagnosed with malignant nodules. Data has shown that a delay may lead to diagnosis at a more advanced stage and poorer outcomes for patients. Conversely, we estimate that 62% of biopsies and 35% of surgeries performed on lung nodules find benign disease, representing a significant overtreatment that incurs both risk and cost to the patient and their providers. We believe that there is a strong patient and clinical need for blood-based diagnostic testing to help improve the initial risk assessment of pulmonary nodules, helping direct patients to the relevant treatment pathway, ultimately improving patient outcomes and saving costs to the system across the lung care pathway.
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

Diagnosis – Nodule Management

Our blood-based tests for patients with a pulmonary nodule, Nodify Lung Nodule Risk Assessment, assists healthcare providers in classifying a patient’s risk of lung cancer by integrating their protein biomarker results with radiographic imaging (CT scans) and other clinical characteristics. Nodify Lung testing consists of the Nodify CDT® and Nodify XL2® proteomic tests, which can be ordered separately or together from a single blood draw to help classify risk of cancer to aid healthcare providers in stratifying patients into distinct nodule management pathways with the goal of earlier diagnosis of cancer and avoidance of unnecessary invasive procedures when nodules are benign.

Nodify CDT Test

The Nodify CDT test is a blood-based proteomic test that helps identify patients who have a suspicious lung nodule that is likely malignant or at a higher risk of being cancerous. Results allow physicians to identify patients who may be better candidates for timely invasive diagnostic procedures such as bronchoscopy, transthoracic needle biopsy, or surgical resection, with the goal of diagnosing cancer earlier. The Nodify CDT test enhances lung nodule risk assessment to facilitate compliance with clinical treatment guidelines. The Nodify CDT test is validated for use in patients who are 40 years or older, have no history of cancer except non-melanomatous skin cancer, have nodules between 4 and 30mm, and pre-test risk of lung cancer of less than 65%.

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

If both tests are ordered for the patient and the Nodify CDT test returns a result of High or Moderate Level indicating an increased risk of malignancy, then the Nodify XL2 test is cancelled. If the Nodify CDT test returns a result of NSLAD, then the Nodify XL2 test is performed and both test results are typically available within four to five business days.

Lung Cancer Treatment & Monitoring

Profiling the tumor through blood-based genomic testing can help identify mutations in genes that may be driving growth of the tumor and may be targets for therapeutics. However, tumors also have intrinsic mechanisms that prevent the patient’s immune system from identifying and eliminating the cancer cells. Profiling the immune system can show if the patient’s immune system may have been subverted and therefore, is less likely to be responsive to immunotherapies. Our blood-based IQLung® testing strategy consists of the VeriStrat® immune profiling test, and the GeneStrat® ddPCR and GeneStrat NGS® tumor profiling tests, which can be ordered together or separately for patients with NSCLC. Together, the tests have an established average turnaround time of three business days, providing physicians with timely results to facilitate treatment decisions.

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

GeneStrat NGS Test

The GeneStrat NGS test is a blood-based 52-gene tumor profiling test panel that detects the guideline recommended, actionable mutations in lung cancer including five gene classes (SNV, INDELS, CNA, fusions, and exon-skipping). Specific variants of relevance to NSCLC include EGFR, KRAS, BRAF, EML4-ALK, ROS-1, RET, MET, NTRK. The GeneStrat NGS test is used for late-stage, metastatic NSCLC and physicians can order one or any combination of the IQLung® tests, whichever they deem medically necessary for the individual patient. The presence of a mutation in one of the genes could indicate the patient is a candidate for the associated guideline-recommended targeted therapy. The GeneStrat NGS test performance and potential clinical utility have been published in multiple published studies.

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

Commercialization and Competitive Advantages

For our Biodesix Lung Diagnostic Tests, commercial efforts are focused on the promotion of our tests to healthcare professionals actively involved in the diagnosis and treatment of lung disease. Primarily focusing on the pulmonology specialists and their primary care referral network, the Biodesix commercial team, consisting of specialty sales representatives, medical affairs, marketing and customer care representatives, works to educate and inform the entire patient care group consisting of pulmonologists, advanced pulmonary providers, the primary care referral network, nurses, office staff, laboratory personnel, and healthcare administrators on the appropriate use and value provided by our testing. The goal is to drive test adoption through articulating the scientific and clinical evidence behind our tests, how they impact the clinical care pathway options, and how the tests can ultimately help to improve patient outcomes through earlier detection and treatment.

Patients that are discovered to have pulmonary nodules are concentrated in the pulmonology specialty and in their primary care physician referral networks. We also engage with large hospital systems in a “top-down” approach, with the goal of incorporating our tests into system-wide pathways and protocols.

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
•
Our broad test offering and continued development and publication of clinical data drives market adoption. We leverage a multi-omic approach to offer various technologies and testing that meet the variety of clinical testing needs for providers treating patients with lung disease. We continue to publish clinical data and health economics and outcomes research to support the ongoing adoption of our tests by physicians, healthcare systems, and payers.
•
Our commercial infrastructure, spanning both the lung-focused sales channel and the primary care referral network, which includes our extensive knowledge and experience in sales, marketing, reimbursement and operations, provides us with the ability to efficiently launch and scale tests and drive revenue. We have built one of the only commercial teams in diagnostics focused on lung disease. By offering a broad menu of tests for current clinical use, and continuing to develop additional tests for lung, we can efficiently leverage the existing team and infrastructure to address more clinical needs for the same call point.

Biodesix Development Services

We enable the world’s leading biopharmaceutical, life sciences, and academic research institutions with scientific, technological, and operational capabilities that fuel the development of diagnostic tests, tools, and therapeutics. We provide development services to enable therapeutic clinical trials, the validation of life sciences tools and diagnostics, and the discovery, development, and commercialization of diagnostics. Biodesix Development Services has been utilized by over 65 industry clients and academic research partners.

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

While our biopharmaceutical discovery, diagnostic development and testing revenue continues to grow, it is important to note that we benefit greatly from these partnerships in many ways beyond revenue. We are continuously expanding our knowledge and biological understanding of multiple diseases and the rapidly evolving treatment landscape, for example, by actively partnering in consortia including with the Friends of Cancer Research.

Pipeline

Our pipeline strategy leverages existing infrastructure, both personnel and technology, which is built to support our Lung Diagnostic Tests and Development Services workstreams, creating a cost-effective development funnel that works around our core business. We utilize insights from our clinical teams and industry and academic partnerships to identify novel opportunities for new test development and expanded use of our current on-market tests. We have a combination of internal projects, generally focused on improvements to our existing diagnostic tests, and external collaborations with academic partners that are typically focused on new test development and exploring additional clinical utility for our existing portfolio.

To continue leveraging our existing commercial channel, we are developing additional tests to help address clinical unmet needs for patients with lung disease. Through pipeline development and research partnerships, we may develop tests that have clinical utility outside of lung disease, in which case we will assess potential partners for commercialization with the goal of maintaining the Biodesix commercial team’s focus on lung disease.

Risk of Recurrence (ROR) & Molecular Residual Disease (MRD) Combination Test – Pan Cancer

Using ddPCR for longitudinal blood-based monitoring of cell-free DNA mutations is a cost-effective testing method while patients are being treated with targeted therapies. Additional utility for ddPCR and our proteomics approach exists for molecular residual disease testing given the sensitivity and specificity of these technologies. In March 2024, we announced a Master Collaborative Research Agreement with Memorial Sloan Kettering Cancer Center (MSKCC), under which the teams are collaborating on a development plan for diagnostic tests aimed at improving the treatment of cancer, including MRD.

VeriStrat Test – Immunotherapy use Pan Cancer

We have conducted broad studies in multiple cancers in collaboration with MSKCC and observed that pre-treatment MSI-H patients eligible for treatment with pembrolizumab have a strong prognostic effect with the previously developed VeriStrat test. Patients that are eligible for treatment with pembrolizumab that are MSI-H may derive beneficial information from the rapid VeriStrat blood test. The VeriStrat test may aid in treatment decisions across a number of cancers that have the MSI-H biomarker. Cancers tested included colorectal and endometrial cancer. Data was presented at the annual Association for Molecular Pathology (AMP) conference in November 2025.

VeriStrat Test – Prostate Cancer

We have observed a strong prognostic effect with the VeriStrat test in metastatic castration-resistant and castrate-sensitive prostate cancer patients eligible for treatment with Abiraterone and Enzalutamide. Data was presented at the annual American Society for Mass Spectrometry (ASMS) and AMP conferences in June and November 2025, respectively. We believe the VeriStrat test may aid in further treatment decisions in this patient population.

ESR1 Monitoring – Breast Cancer

In October 2025, we announced the signing of an expanded partnership agreement under which Biodesix will conduct the development, clinical validation, and regulatory submissions of in vitro diagnostic (IVD) assays to enable highly sensitive detection of multiple genomic markers focused on oncology applications, utilizing Bio-Rad’s Droplet Digital™ PCR (ddPCR™) technology on Bio-Rad’s QX600 platform. The first assay to be validated under the agreement include Bio-Rad’s ddPLEX ESR1 Mutation Detection Assay. ESR1 testing is becoming critical in HR+/HER2- advanced breast cancer due to the clinically demonstrated survival benefits from a new generation of therapy called oral selective estrogen receptor degraders (SERDs). The ddPLEX ESR1 Mutation assay will enable highly sensitive detection and quantification of multiple ESR1 mutations from ctDNA samples. Once validated, the ESR1 assay will be offered as a test service at Biodesix accredited CLIA-CAP laboratory for biopharmaceutical customers to support the development of targeted therapeutics, as well as for clinical customers to support cancer treatment monitoring.

Clinical Trials

We are dedicated to continuously publishing and presenting new data on the clinical validation and utility of our diagnostic tests. The following are our ongoing clinical studies for our diagnostic testing solutions.

ALTITUDE Clinical Utility Study (NCT04171492)

The ALTITUDE clinical utility study is designed to evaluate the performance of Nodify Lung testing (Nodify XL2 and Nodify CDT tests) in a randomized controlled study (RCT). The study is titled “A Multicenter, Randomized Controlled Trial, Prospectively Evaluating the Clinical Utility of the Nodify XL2 Proteomic Test in Incidentally Discovered Low to Moderate Risk Lung Nodules”. The study objectives are to evaluate how the addition of the Nodify Lung test result impacts the clinical decision making for patients with new, incidentally identified solid lung nodules assessed as low to moderate risk of lung cancer. The trial has an adaptive study design with a blinded standard of care arm and 2:1 randomization for open-label results for the Nodify XL2 test. On July 21, 2025, we ended patient accrual based on the recommendation of the Data Safety Monitoring Board. Final analysis will be completed following two-year follow-up.

CLARIFY Clinical Utility Study (NCT06728319)

CLARIFY is a large, retrospective study assessing the performance of the Nodify CDT and Nodify XL2 tests in a real-world patient population. The study is titled “A Multicenter, Retrospective, Chart Review Study Evaluating The Impact and Utility of the Blood-Based Proteomic Integrated Classifier and Auto-Antibody Tests in the Real World.” The study's primary objective is to assess the performance of the Nodify CDT and Nodify XL2 tests both individually and serially. The study will evaluate up to 4,000 patients who have at least one to two years of follow-up from high-volume community and academic practices that have integrated the testing into their management of lung nodules. Further evaluation of the performance of the tests in a large, real-world population will provide deeper insights into day-to-day clinical practice and diverse and understudied patient sub-populations. It received central IRB approval in August 2024 and began enrollment in September 2024. Through December 31, 2025, the CLARIFY study has accrued over 1,500 patients.

INSIGHT Observational Study (NCT03289780)

The INSIGHT observational study is designed to evaluate the real-world clinical utility and performance of VeriStrat, GeneStrat ddPCR, and GeneStrat NGS tests. The title is “Observational Study Assessing the Clinical Effectiveness of VeriStrat and Validating Immunotherapy Tests in Subjects with Non-Small Cell Lung Cancer (INSIGHT)”. On June 27, 2023, we completed enrollment of 5,000 patients with non-small cell lung cancer. Final analysis with three-year follow-up is estimated to be completed by the end of 2026.

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

CMS has designated three of the Biodesix tests as Advanced Diagnostic Laboratory Tests (ADLT). The designation was effective for the Nodify CDT test as of June 30, 2023, for the Nodify XL2 test as of May 17, 2019, and for the VeriStrat test as of December 21, 2018. Obtaining ADLT status is a recognition that the tests meet the stringent criteria established under the Protecting Access to Medicare Act of 2014. ADLT status is reserved for innovative tests with Medicare coverage that are offered and furnished by a single laboratory and provide new clinical diagnostic information that cannot be obtained from any other test or combination of tests. We believe that our lung cancer tests can both improve patient outcomes and help guide cost-effective treatment choices for patients with and at-risk of lung cancer. Achieving broad coverage and adequate reimbursement for each of our tests is a key component of our financial success and will continue to be important over time.

Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds complexity to the billing process. CMS is responsible for overseeing the establishment of new Healthcare Common Procedure Coding System (HCPCS) codes for billing the Medicare program and other payers. CMS continuously evaluates and implements changes to the Medicare billing, coding, and reimbursement processes. To receive reimbursement from third-party payers, we bill our tests using a variety of HCPCS codes or Current Procedural Terminology (CPT) codes, as defined by the American Medical Association. For some of the tests we conduct, there may not be a specific CPT or HCPCS code, in which case the test may be billed under a miscellaneous code for an unlisted molecular pathology procedure or unlisted multiple analyte test with algorithmic analysis (MAAA) procedure. Because these miscellaneous codes do not describe a specific service, the third-party payer claim may be examined to determine the service provided, whether the service was appropriate and medically necessary and whether payment should be rendered. This process can result in a delay in processing the claim, a lower reimbursement amount, and/or denial of the claim.

Competition

We primarily face competition from diagnostic companies that provide cancer-focused diagnostic tests to hospitals, researchers, clinicians, and biopharmaceutical companies.

Diagnosis—Nodule Management

We are not aware of any other company that offers commercial blood-based tests to help physicians reclassify risk of malignancy in patients with suspicious lung nodules. We are aware of efforts by Veracyte, Inc. to develop and validate a test that may be competitive to the Nodify XL2 and/or Nodify CDT tests in the future.

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

Clinical Laboratory Operations

Throughout 2025, all aspects of the testing process, from receipt of the test requisition form through delivery of test results, were performed for the VeriStrat, GeneStrat ddPCR, and GeneStrat NGS tests in our Louisville, Colorado facility. The proprietary testing methods use semi-automated workflows that facilitate successful delivery averaging 90% of our tests within three days, and we believe our existing workflows will continue to successfully deliver our tests within this timeframe. Our Louisville facility is a high-complexity Clinical Laboratory Improvement Amendments (CLIA) certified clinical laboratory. The laboratory is College of American Pathology (CAP) accredited, New York State Department of Health (NYSDOH)—permitted holding necessary Laboratory Director certifications and test approvals, ISO 13485:2016 Quality Management Systems—Requirements for Regulatory Purposes for Medical Devices certified, along with all other states that require licensing: California, Maryland, Pennsylvania, and Rhode Island.

Receipt of requisitions and testing for the Nodify CDT and Nodify XL2 tests are performed in our De Soto, Kansas clinical laboratory. Delivery of the test results is centralized to our Louisville, Colorado corporate headquarters. The proprietary testing methods use semi-automated workflows that facilitate successful delivery averaging 90% of our tests within five business days, and we believe our existing workflows will continue to successfully deliver our tests within this timeframe. Our De Soto, Kansas facility is a high-complexity CLIA certified clinical laboratory. This clinical laboratory is also CAP-accredited, NYSDOH—permitted holding necessary Laboratory Director certifications and test approvals, Quality Management Systems—Requirements for Regulatory Purposes for Medical Devices certified and licensed by California, Maryland, Pennsylvania, and Rhode Island.

Personnel in both laboratory facilities are responsible for quality assurance oversight, licensing, and regulatory compliance and maintenance to ensure data integrity and consistent, validated processes.

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

We entered into a nonexclusive license and supply agreement with Bio-Rad in August 2019. We rely on Bio-Rad to supply equipment and reagents used to perform ddPCR testing, a service offered by us under a variety of fee for service agreements and the core technology powering the GeneStrat test, but these supplies are able to be supplied by known suppliers. A disruption to this supply would negatively impact our ability to perform the GeneStrat tests until alternatives can be validated.

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

As of December 31, 2025, our patent portfolio includes 60 issued United States patents, 84 issued foreign patents, and 18 pending applications (including 10 foreign patent applications). With regard to our product development efforts, new applications have been filed around developments relating to micro-organisms diagnostics, new analytic methodologies using Shapley values and semi-quantitative spectra analysis in MALDI, and national stage applications are now in active prosecution to protect our pipeline ROR and PIR tests.

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

The patents relating to the VeriStrat test are scheduled to expire between 2026 and 2032 and are actively under review for additional protection. The patents relating to the Nodify XL2 test are scheduled to expire beginning in 2031 (excluding any patent term extension granted by the United States Patent and Trademark Office (USPTO)), and the patents relating to the Nodify CDT test are scheduled to expire in 2027 and are actively under review for additional protection. The patent related to the blood collection device is scheduled to expire in 2039. Should our current patent applications in prosecution in the United States issue, the resulting patents would be scheduled to have expiration dates between 2036 and 2040 (excluding any patent term extension(s) granted by the USPTO).

Patent Cooperation Treaty (PCT) applications are not eligible to become issued patents until, among other things, we file such PCT applications as national stage patent application(s) within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to any such PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. Provisional patent applications are not eligible to become issued patents but can become the basis of PCT foreign stage and United States non-provisional patent applications, if such applications are filed within 12 months of filing the related provisional patent application. If we do not timely file any non-provisional patent applications, we will lose our priority date and any patent protection on the inventions disclosed in any such provisional patent application. As of December 31, 2025, we have no pending PCT applications.

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

Branding is a part of any intellectual property strategy as patent or trade secret protection and we have a number of registered and pending trademarks relating to our company and products. We have received or filed for trademark protection in the United States for our trade name (Biodesix), the Biodesix logo, the names of five of our commercial tests (namely the VeriStrat, GeneStrat ddPCR, GeneStrat NGS, Nodify XL2 and Nodify CDT tests), and a suite of research tests (ImmunoStrat test), as well as having trademark protection for our core development and methodological platforms, such as our AI platform and DeepMALDI technologies. In all, as of December 31, 2025, we have 13 uniquely registered United States trademarks, four of which (including Biodesix, VeriStrat, Nodify and GeneStrat) have received foreign issuances as well, with one trademark pending approval from the USPTO. We will continue to pursue protection in the United States and abroad for our branded assets and will continue to use branding to protect products currently in development, key Biodesix developments and non-trade secret methodologies.

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

Government Regulations

Clinical laboratory tests like our diagnostic tests are regulated under CLIA and state law. The FDA regulates medical devices pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA), including many diagnostic test kits, such as IVDs. However, most Laboratory Developed Tests (LDTs) are not currently subject to enforcement under the FDA’s regulation (although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to such enforcement), and the FDA has historically exercised enforcement discretion over LDTs. LDTs are a subset of IVDs that are intended for clinical use and developed, validated, and offered within a single laboratory for use only in that laboratory. Historically, high-complexity clinical laboratories have offered LDTs under the CLIA regulatory framework administered by CMS, without FDA premarket clearance or approval.

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

FDA’s authority to regulate LDTs has been contested for many years, and there have been several legislative and administrative proposals regarding LDT regulation seeking to end or limit enforcement discretion and to bring LDTs under new or existing FDA regulatory frameworks. On May 6, 2024, the FDA published a final rule to actively regulate LDTs under a multi-year phase-in framework. On May 29, 2024, the American Clinical Laboratory Association and HealthTrackRx filed suit challenging the rule, and on March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the rule, concluding that LDTs developed and used within a single clinical laboratory are not “devices” under the FDCA and therefore fall outside FDA’s statutory authority. The FDA did not appeal the ruling, and the final rule was rescinded on September 19, 2025. At this time, it remains uncertain whether or how the FDA may seek to regulate LDTs that are developed across multiple laboratories, used outside traditional clinical settings, or offered through digital health or direct to consumer channels. Legislative proposals have also periodically sought to clarify or expand FDA’s authority over LDTs, and future statutory or regulatory developments may shape FDA’s approach to oversight of LDTs and related components.

Federal and State Laboratory Licensing Requirements

The Biodesix Louisville, Colorado clinical laboratory is a CAP-accredited clinical laboratory regulated by CMS pursuant to CLIA. CMS has granted CAP deeming authority under CLIA, which allows CAP to inspect laboratories in lieu of CMS. In addition to holding a CLIA Certificate and CAP laboratory accreditation, Biodesix Quality Management System (QMS) holds an ISO 13485:2016 certificate. The Biodesix Louisville, Colorado clinical laboratory received approval from the NYSDOH, NYS CLEP in Soluble Tumor Markers, and Molecular and Cellular Tumor Markers as well as held state permits and licenses in California, Maryland, New York, Pennsylvania, and Rhode Island.

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

The International Organization for Standardization (ISO) is an independent, non-governmental international organization that defines world-class specifications for products, services and systems, to ensure quality, safety and efficiency. ISO 13485:2016 is a harmonized, international regulatory benchmark for quality management systems that addresses most or all of the QMS requirements in markets including the United States, European Union, Australia, Japan and Canada. The ISO 13485:2016 certificate confirms that an organization operates a QMS that conforms to the standards established by ISO. On January 31, 2024, the FDA issued a final rule to harmonize and modernize its Quality System Regulation (QSR), which would supplant the existing requirements with ISO 13485:2016. The rule amends the current good manufacturing practice requirements of the QSR in 21 CFR 820. The FDA’s Quality Management System Regulation (QMSR) rule emphasizes risk management activities and risk-based decision making and aims to reduce regulatory burdens on device manufacturers and importers by harmonizing domestic and international requirements. Device manufacturers and importers have one year to modify their quality systems to meet the requirements of the QMSR rule by February 2, 2026. Accordingly, Biodesix’s QMS is designed and implemented, in alignment with ISO 13485:2016 and has been proactively updated to meet the requirements of the FDA’s QMSR, confirming our ongoing compliance with both international standards and the harmonized U.S. regulatory framework.

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

In the EEA, manufacturers of medical devices must document in a clinical evaluation report (CER) the evaluation of the clinical data related to the device. The CER is part of the device’s technical file. The evaluation shall document that the applicable Essential Requirements/General Safety and Performance Requirements are met and document the evaluation of the undesirable side-effects and the acceptability of the benefit-risk ratio. The CER must be updated based on information from the post-market surveillance and vigilance activities related to the device. The CER shall consist, inter alia, of analyzed clinical data collected from a clinical investigation of the device, or the results of other studies on substantially equivalent devices. Reliance on “substantially equivalent” devices is very restrictive and requires, inter alia, that the manufacturer has full access to the technical documentation of the equivalent device on an ongoing basis and, if the “equivalent device” is not its own, that the manufacture has in place a contract with the manufacturer of the “equivalent device.”

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

Premarket Submission Process

Unless a statutory or regulatory exemption or enforcement discretion policy applies, before a new medical device, or a new intended use of, claim for, or significant modification to an existing device, can be marketed in the United States, the manufacturer must obtain the FDA’s: (1) permission for commercial distribution under section 510(k) of the FDCA (510(k) clearance); or (2) approval of a Premarket Approval Application (PMA); or (3) De Novo classification and authorization. These processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees.

Under the 510(k) clearance process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to a PMA, i.e., a Class I or II device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that has been reclassified from Class III to Class II or I, or a device that was previously found substantially equivalent through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Premarket notifications typically include bench, analytical, and preclinical data. Clinical data is sometimes required to support substantial equivalence. If a manufacturer obtains a 510(k) clearance for its device and then makes a modification that could significantly affect the device’s safety or effectiveness or constitutes a major change or modification in the intended use of the device, then a new clearance, authorization or approval may be required.

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

If a predicate device is not available, the FDA allows the submission of a direct De Novo petition. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. A De Novo request includes a description of the device, a discussion of the general controls and any specific controls recommended to provide reasonable assurance of the safety and effectiveness of the device, a description of the probable benefits of the device when compared to the probable risks when the device is used as intended, non-clinical data including bench performance and animal testing, technical information about the device, and clinical data (if applicable). The FDA’s goal is to review a De Novo request within 150 review days after receiving the petition. As with a 510(k) submission or PMA, the length of the review can be prolonged if the FDA requests additional information from the applicant.

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

As a condition of PMA approval, the FDA may also require some form of post-approval study or post-market surveillance, whereby the applicant conducts a follow-up study or follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer-term safety and effectiveness data for the device. The FDA may also approve a PMA application with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution and use.

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

Companion Diagnostics and the Premarket Process

We believe that several of our future product candidates may include a companion diagnostic (CDx), which is defined as an IVD that provides information that is essential for the safe and effective use of the therapeutic product. CDx’s can identify patients who are most likely to benefit from a particular therapeutic product, identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product, or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness.

A CDx is often developed and approved or cleared contemporaneously with the therapeutic, and the use of the CDx is stipulated in the labeling of both the CDx and the corresponding therapeutic product. CDx’s are generally regulated as Class III medical devices by the FDA and are therefore most often subject to the PMA approval process. While the FDA supports contemporaneous marketing authorizations, if there are any deficiencies in the submissions, the FDA may place a PMA review of a CDx on hold or request additional testing, which could potentially delay the approval of the corresponding new drug application or the marketing authorization of the CDx, or otherwise complicate the review process. The FDA may also require an application for the CDx to be separate from the drug approval process, and this could also potentially delay the approval of any new drug application or the CDx, or complicate the review process.

The FDA issued guidance in July 2016 for the co-development of CDx tests with a therapeutic product, which has remained in draft format. FDA issued and finalized a separate guidance in April 2020 specific to oncology CDx tests, “Developing and Labeling In vitro Companion Diagnostic Devices for a Specific Group of Oncology Therapeutic Products.” The guidance is meant to guide the development of CDx products in a way that results in labeling for a specific group of oncology therapeutic products, rather than a single therapeutic product.

Post-Market FDA Regulation

Even if regulatory clearance, authorization or approval of a device is granted, the FDA may impose limitations on the uses and indications for which the device may be labeled and promoted, and the device remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared, authorized, or approved. After a device, including a device exempt from FDA premarket review, is placed on the market, numerous post-market regulatory requirements apply, and the FDA has broad authority to enforce these requirements. Medical device manufacturers are subject to unannounced inspections by the FDA and other state, local and foreign regulatory authorities to assess compliance with the QSR and other applicable regulations, and these inspections may include the manufacturing facilities of any suppliers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions such as: warning letters, fines, injunctions, consent decrees and civil penalties; unanticipated expenditures, including requirements to repair, replace, and/or refund the cost of the devices, recall or seizure of our products; operating restrictions, partial suspension or total shutdown of production; the FDA’s refusal of our requests for 510(k) clearance, De Novo classification, or PMA of new products, new intended uses or modifications to existing products; the FDA’s refusal to issue certificates to foreign governments needed to export products for sale in other countries; and withdrawing 510(k) clearance or PMAs that have already been granted and criminal prosecution. In the event that a supplier fails to maintain compliance with the FDA’s or our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result.

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

Privacy and Data Protection Laws

Numerous federal and state laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act, govern the collection, dissemination, security, use and confidentiality of protected health information (PHI) and personal information. In the course of performing our business we obtain personal information, including PHI. Laws and regulations relating to privacy, data protection, and consumer protection are evolving and, in some cases, particularly with regard to newer laws, may be subject to potentially differing interpretations. Under HIPAA and HITECH, the Department of HHS issues regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and requirements for protecting the privacy and security of PHI, used or disclosed by covered entities (CEs) and their authorized business associates (BAs). Because we are a health care provider that electronically transmits health care information, we are a CE as defined by HIPAA. Our subcontractors that create, receive, maintain, transmit or otherwise process PHI on our behalf are HIPAA BAs and must also comply with HIPAA, as applicable.

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

Penalties for failure to comply with a requirement of HIPAA and HITECH vary depending on the number and nature of the violations and any history of prior violations, but can be significant and include civil monetary or criminal penalties. HIPAA is enforced by the Department of Health and Human Services, Office for Civil Rights (HHS OCR), and HIPAA also authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in improper use, access to or disclosure of PHI. In addition, HIPAA provides for HHS OCR to conduct periodic compliance audits of CEs and BAs for compliance with the HIPAA privacy and security standards and breach notification rules. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.

In addition, we may be subject to state privacy, cybersecurity, and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. California, for example, has enacted the Confidentiality of Medical Information Act, which, in addition to HIPAA and HITECH, sets forth standards with which regulated California health care providers must abide. Colorado has enacted the Colorado Privacy Act, and Virginia has enacted the Consumer Data Protection Act, both of which also have standards that supplement Federal data protection requirements. State laws may be more stringent, broader in scope or offer greater individual rights with respect to PHI than HIPAA, and state laws may differ from each other in regards to personal information treatment, which may complicate compliance efforts. For instance, the California Consumer Privacy Act (CCPA), as amended by the passage of the California Privacy Rights Act (CPRA), among other things, gives California residents rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide disclosures to California consumers (as that term is broadly defined) and provide such consumers ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are certain exemptions for PHI and clinical trial data, the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future and the CCPA may increase our compliance costs and potential liability. Several other states have enacted privacy laws, several additional states have introduced privacy bills, and further law and regulations are under consideration at the federal level. If passed, such laws may have potentially conflicting requirements that could continue to make compliance challenging and costly.

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

Moreover, data cybersecurity incidents or data breaches, as well as attacks on our IT systems, could result in operational disruptions or data loss or corruption that could adversely impact our business and operations, resulting in substantial investment of resources to investigate, recover and remediate and subject us to heightened regulatory scrutiny. See Item 1C. "Cybersecurity" for additional information on our cybersecurity practices.

Healthcare Reform

In March 2010, the Patient Protection and Affordable Care Act (ACA) was enacted in the United States, which provided a number of substantial changes to the way healthcare is financed both by governmental and private insurers. Since its enactment, the Trump administration has sought to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures.

In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, and imposes significant reductions in the funding of the Medicaid program. Although the full impact of the OBBBA is uncertain at this time, changes are expected to reduce enrollment in state Medicaid programs. The timing and magnitude of the reductions may vary by state depending on how quickly states implement the changes, how states may adapt their future tax and Medicaid funding policies in response, as well as other macroeconomic factors.

Environmental, Health and Safety Regulations

We are subject to various federal, state, local, and foreign environmental, health and safety laws and regulations and permitting and licensing requirements. Such laws include those governing laboratory practices, the generation, storage, use, manufacture, handling, transportation, treatment, remediation, release and disposal of, and exposure to potential blood-borne pathogens, hazardous materials and associated wastes. Our operations involve the generation, use, storage and disposal of hazardous materials as well as regulated medical waste, and the risk of injury, contamination or non-compliance with environmental, health and safety laws and regulations or permitting or licensing requirements cannot be eliminated. Compliance with environmental laws and regulations has not had a material effect on our capital expenditures, earning or competitive position. To date, there has not been a for cause OSHA or EPA inspection.

Corporate Information

We were incorporated in Delaware in 2005 as Elston Technologies, Inc. Our principal executive offices are located at 919 West Dillon Rd, Louisville, CO 80027, and our telephone number is (303) 417-0500. On June 20, 2006, we changed our name to Biodesix, Inc.

Implications of Being a Smaller Reporting Company

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

For certain risks related to our status as a smaller reporting company, see “Risk Factors—General Risk Factors—We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.”

Human Capital Resources

Our culture is underpinned by our cultural beliefs including an unwavering commitment to inclusion and diversity. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent offering opportunities for our team members to grow and develop in their careers, supported by a competitive suite of benefits and health and wellness programs. We regularly engage our team members in quarterly all-hands meetings to align and focus on the current state of affairs of our business, our partnerships, new products, clinical trials, and other pertinent information about our business. We engage our team members in programs such as peer recognition and recruitment that focuses on recognizing outstanding individual contributions to company performance, cultural fit of new team members and acknowledging the diversity of our team to ensure our team members feel valued and can do their best work. We have a national annual community service initiative, “Biodesix Gives Back” that allows each team member to invest ten hours of paid community service to organizations of their choosing.

As of December 31, 2025, we had approximately 334 full-time and part-time employees located in the United States. The majority of our team member base is located in proximity to our corporate office and testing facilities located in Louisville, Colorado and our laboratory in De Soto, Kansas.

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

Employee Engagement

Our company culture emphasizes the satisfaction and well-being of our team members and a diverse, engaged workforce. We solicit the opinion and views of our team members through surveys and peer focus groups. We have an established and valued peer recognition culture. Teammates recognize other teammates publicly for their support and contributions fostering collaboration, engagement and retention. We regularly review feedback we receive on our operating principles to determine if any modifications are needed. In 2025, we adopted Operating Principles to reflect a renewed focus and commitment on Team, Impact, and Excellence. Additionally, the Company annually celebrates our top sales performers through our President’s Club and other top Biodesix performers as nominated by fellow team members through demonstration of our Operating Principles as the standard for how we work together.

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

Available Information

We file with, or furnish to, the Securities and Exchange Commission (SEC) reports including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available free of charge on our corporate website (www.biodesix.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Copies of any materials we file with the SEC can be obtained at www.sec.gov. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this Annual Report on Form 10-K.

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

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. We reported net losses of $35.3 million and $42.9 million for the years ended December 31, 2025 and 2024, respectively. As a result of these losses, as of December 31, 2025, we had an accumulated deficit of approximately $497.8 million.

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

As of December 31, 2025, we had approximately 334 full and part-time employees. Over the next several years, we expect to continue to significantly increase the number of our employees and the scope of our operations, particularly in the areas of sales, marketing and reimbursement, product development, regulatory affairs and other functional areas, including finance, accounting, quality and legal. Additionally, we expect to expand our testing capacity as we commercialize additional diagnostic tests. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational quality and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to manage the expansion of our operations or recruit and train additional qualified personnel in an effective manner. Any inability to manage growth could delay the execution of our business plans or disrupt our operations and have a material and adverse effect on our business, financial condition, and results of operations.

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

For the years ended December 31, 2025 and 2024, Medicare reimbursed 32% and 39%, respectively, of our total revenue to us. There are risks whenever a large percentage of total revenues are concentrated with a limited number of payers and customers. It is not possible for us to predict the level of demand for our diagnostic tests and services that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs, the timing of which may be affected by market conditions or other factors outside of our control. These payers and customers could also potentially pressure us to reduce the prices we charge for our diagnostic tests and services, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our largest payers terminates its relationship with us or our tests are no longer reimbursable by such payer, such termination could negatively affect our revenues and results of operations.

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

We are exposed to significant future payments and other obligations associated with our acquisition of Freenome (formerly Oncimmune, U.S.A).

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

On November 16, 2022, we entered into a credit agreement and guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP as the lender and administrative agent (the Lender) that provides for a senior secured delayed draw term loan facility with Perceptive Advisors LLC (Perceptive), in an aggregate principal amount of up to $50.0 million (the Perceptive Term Loan Facility) to refinance long-term debt.

The Perceptive Term Loan Facility contains customary affirmative and negative covenants for a loan, requires us to comply with a minimum cash requirement covenant, and has a trailing twelve month net revenue requirement. Failure to comply with the covenants and loan requirements may result in an event of default. The Perceptive Term Loan Facility also contains certain covenants limiting our ability to, among other things, engage in certain corporate changes, make certain restricted payments, repay other certain indebtedness or enter into, amend or terminate any other agreements that have the impact of restricting our ability to make loan repayments.

The Credit Agreement also contains certain customary events of default, the occurrence of which could result in the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility is immediately due and payable in whole or in part, which could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to comply with these covenants may be affected by factors beyond our control, including changes in our operating performance or liquidity. A failure to comply with any covenant that is not waived or cured could result in an event of default, which could allow Perceptive to exercise remedies that have a material adverse effect on our business, financial condition, and results of operations.

In addition, the Credit Agreement and the Perceptive Term Loan Facility may limit our ability to obtain additional financing on favorable terms, or at all. If we incur additional debt in the future, the terms of such indebtedness could include additional covenants or restrictions that further restrict our ability to operate our business.

We may need to raise additional capital to fund our existing operations, develop our platform, commercialize new diagnostic tests or expand our operations.

We may need to raise additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

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

Medicare pays for CDLTs, on the CLFS. Section 216(a) of the PAMA added Section 1834A to the SSA, which established the current CLFS rate setting processes. Under Section 1834A and its implementing regulations, clinical laboratories that receive the majority of their Medicare revenues from payments made under the CLFS and the Physician Fee Schedule report on a triennial basis (or annually for ADLTs), private payer rates and volumes for their tests with specific billing codes based on final payments made during a set data collection period. The payment rate for a test for the ensuing three-year period (or one year for ADLTs) is set at the weighted median of the rates reported under the specific billing code for that test. Newly established codes for CDLTs are priced until the next private payer rate reporting cycle either based on the payment rate of a comparable code on the CLFS, as determined by CMS ("crosswalking") or at the median of rates submitted by the individual MACs based on statutory and regulatory factors ("gapfilling"). New ADLTs are initially priced at “actual list charge” for a nine-month period, after which they are priced based on private payer rates, with a recoupment provision if actual list charge is more than 130% of the weighted median of private payer rates reported.

On January 22, 2026, the House of Representatives passed the “Consolidated Appropriations Act, 2026” which would amend the PAMA law at section 1834A of the Social Security Act. If enacted, the legislation would require Biodesix, and other laboratories, to report private payer rates paid between January 1 and June 30, 2025 to CMS. The reporting period would be delayed to May through July, 2026. The volume-weighted median of the rates reported for each test would set the CLFS rate for certain of our tests in calendar years 2027 to 2029.

If the legislation is not enacted, and the currently scheduled reporting of private payer rates paid between January 1 and June 30, 2019 goes forward, some Biodesix tests may see an increase or decrease in payment rates for 2027-29. This legislation does not impact reporting of private payer rates or the setting of CLFS rates for Biodesix’s ADLTs, which are repriced annually based on private payer rates.

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

There have been judicial challenges to certain aspects of the ACA, as well as efforts by the Trump administration and Congress to repeal, replace or alter the implementation of certain aspects of the ACA. For example, as part of the TCJA, Congress eliminated the tax penalty, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. The Further Consolidated Appropriations Act of 2020, Pub. L. No. 116-94, signed into law December 20, 2019, fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share (repeal effective in 2021), and the medical device excise tax on non-exempt medical devices. At the end of 2025, the ACA’s enhanced premium tax credit expired, increasing premium payments for marketplace coverage.

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

The FDA pays attention to marketing of pharmacogenetic tests. For example, in late 2018, the FDA issued a safety communication regarding genetic laboratory tests with claims to predict a patient’s response to specific medications that have not been reviewed by the FDA and may not be supported by clinical evidence. Among other tests, the FDA notice cited genetic tests that claim results can be used to help physicians identify which antidepressant medication would have increased effectiveness or side effects compared to other antidepressant medications. As explained by the FDA in its update to this safety communication, the FDA sent notices to several firms marketing such pharmacogenetic tests where the FDA believes the relationship between genetic variations and the medication’s effects has not been established, including a warning letter sent to a laboratory, in part, for failing to obtain premarket review of its test.

If Congress were to enact legislation providing the FDA with jurisdiction over LDTs, or if the FDA otherwise issues new rules, policies, or guidance, due to new legislation or on its own accord, or otherwise determines that our tests are not LDTs, our tests may become subject to FDA requirements, including pre-market review. If this were to happen, it may impact our marketing practices relating to the relevant tests, which in turn may have an adverse impact on our business, financial condition and results of operations.

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

FDA regulation of laboratory developed tests could have a material adverse effect on the Company’s business.

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

Pursuant to the FDCA and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. Historically, the FDA has asserted that it has authority to regulate the development and use of LDTs, such as our and many other laboratories’ tests, as medical devices, although it has generally claimed to exercise enforcement discretion over most tests developed and performed within a single high complexity CLIA-certified laboratory. Pursuant to this enforcement discretion policy, FDA does not require laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). FDA attempted to end this policy of enforcement discretion in a May 6, 2024, final rule. However on March 31, 2025, the U.S. District Court for the Eastern District of Texas struck down the FDA’s final rule, concluding that it exceeds FDA’s statutory jurisdiction, authority, or limitations. The final rule was vacated and remanded to FDA for further consideration based on the opinion, with the court stating that “[t]here is no likelihood that FDA can justify its decision on remand, given that the final rule exceeds its authority under the FDCA.” The government did not file an appeal to the decision, and in September 2025 FDA rescinded the final rule.

We believe that our tests, as utilized in our clinical laboratory, are and would be considered LDTs and that as a result, the FDA does not require that we obtain regulatory clearances or approvals for our LDTs or their components pursuant to the FDA’s current policies and guidance.

Congress could take action to amend the law to change the current regulatory framework for in vitro diagnostics and LDTs to require premarket FDA review of LDTs and other regulatory requirements. New requirements, whether imposed through legislation or administratively, could result in delay or additional expense in offering our tests and tests that we may develop in the future.

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

•
criminal prosecution.

As discussed above, we believe that our current line of diagnostic tests and their components are LDTs, which are subject to state licensing requirements and federal regulation by CMS under CLIA.

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

Any medical device that we manufacture, including those for which we obtain regulatory clearance or approval or certification, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such diagnostic test, will be subject to continued regulatory review, oversight, and periodic inspections by the FDA and other domestic and foreign regulatory bodies or conformity assessment bodies. In particular, we and our suppliers may be required to comply with the FDA’s regulatory requirements for quality systems and other current good manufacturing practices of medical devices (codified at 21 CFR Part 820), ISO regulations for the manufacture of our diagnostic tests and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any diagnostic test for which we obtain clearance or approval. Regulatory bodies, such as the FDA, and conformity assessment bodies enforce these manufacturing and quality management-related regulations through periodic inspections and audits. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies or conformity assessment bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, one or more of the following enforcement actions:

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

In addition, we are required to conduct surveillance to monitor the safety or effectiveness of our diagnostic tests, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our diagnostic tests. Later discovery of previously unknown problems with our diagnostic tests, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as those applicable to our QMS, may result in changes to labeling, restrictions on such diagnostic tests or manufacturing processes, withdrawal of the diagnostic tests from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. For example, the Verifying Accurate, Leading-edge IVCT Development (VALID) Act introduced in Congress would have codified into law the term “in vitro clinical test” in order to create a new medical product category separate from medical devices that would include products currently regulated as in vitro diagnostics as well as LDTs. The VALID Act was not passed into law, but similar such proposals may be introduced in the future.

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our diagnostic tests. Although there is not currently active FDA regulation of LDTs pursuant to the March 31, 2025, U.S. district court ruling that vacated FDA’s May 6, 2024, final rule that would have introduced active regulation of LDTs as medical devices, FDA may still have authority over the reagents, instruments, software and components provided by third parties that we use to perform our LDTs.

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

We maintain and process, and our third-party vendors, collaborators, contractors and consultants maintain and process on our behalf, a large quantity of sensitive information, including confidential business, personal and patient health information in connection with our clinical studies and our employees, and are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personal information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. These laws, rules and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. The interpretation and application of consumer, health-related and data protection laws, especially with respect to genetic samples and data, in the United States, the EU and elsewhere, are often uncertain, contradictory and in flux. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, federal and state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators.

Domestic laws in this area are complex and developing rapidly. Many state legislatures have adopted legislation relating to privacy and data security. The laws may be inconsistent, and compliance in the event of a widespread cybersecurity incident may be costly. States are also frequently amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the CCPA requires disclosures to California consumers and affords such consumers rights to access and delete their personal information, opt-out of certain disclosures of personal information and receive detailed information about how their personal information is collected, used, and disclosed. The CCPA provides for fines per violation, as well as a private right of action for data breaches that has resulted in an uptick in data breach litigation against companies generally. While the CCPA and similar state laws have been amended, and more continue to be proposed, it is unclear how state privacy legislation will be further modified or how it will be interpreted. The effects of state comprehensive privacy legislation potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses.

In addition, numerous state and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of PHI and PII. HIPAA establishes a set of national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as CEs and BA with whom such covered entities contract for services.

HIPAA provides for penalties for certain violations and authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA provides authority for the primary federal regulator to conduct periodic compliance audits as well as initiate an investigation or compliance review following a reported breach of PHI. Undergoing an audit or compliance review can be costly, can result in fines or onerous obligations, and can result in adverse publicity or otherwise damage an entity’s reputation. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us and our clients and potentially exposes us to additional expense, adverse publicity and liability.

We may eventually operate in a number of countries outside of the United States whose laws, including data privacy laws, may in some cases be more stringent than the requirements in the United States. For example, some jurisdictions have specific requirements relating to cross-border transfers of personal data to certain jurisdictions, including to the United States, have strict requirements relating to personal data collection, use or sharing, and have more stringent requirements relating to organizations’ privacy programs and provide stronger individual rights. Moreover, we may also be subject to evolving international privacy and data security regulations which could result in greater compliance costs and in turn lead to penalties, where such compliance programs are not implemented correctly.

Certain of our processing activities are subject to the EU General Data Protection Regulation and the UK General Data Protection Regulation (collectively, the “GDPR”). The GDPR imposes strict requirements on controllers and processors processing personal information and failure to comply with the requirements of the GDPR may result in significant fines and other administrative penalties.

The GDPR also prohibits the transfer of personal data from the EEA/UK to a country outside of the EEA/UK (e.g., the United States) unless made to a country deemed to have adequate data privacy laws by the European Commission (or UK Government in case of the UK GDPR) or a data transfer mechanism has been put in place. Any changes with respect to adequacy decisions for transfers to the United States by the Court of Justice of the European Union (CJEU) or additional requirements or interpretations of laws with respect to cross-border data transfer mechanisms may lead to increased transaction, compliance, and technological costs.

Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems and compliance procedures in a manner adverse to our business. This may be onerous and adversely affect our business, financial condition, results of operations and the profitability of our platform of diagnostic tests and may prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future. Failure to comply with U.S. or global privacy or data security-related laws, rules or regulations could result in significant penalties imposed by regulators, affect our compliance with contracts entered into with our collaborators and other third-party payers, and have an adverse effect on our business and financial condition. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of heightened regulatory focus on data privacy and security issues. Although we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection and we endeavor to comply with our policies and documentation and ensure their alignment with current laws, rules and regulations, we may at times fail to do so or a regulator, court, or third party may allege that our practices are not sufficient to fully comply with the laws to which we are subject, resulting in regulatory scrutiny, fines, litigation, and potential reputational harm. We may also be subject to penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in government healthcare programs, injunctions, private qui tam actions brought by individual whistleblowers in the name of the government, class action litigation and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corrective action plan or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations.

Furthermore, some PHI, PII, personal information, or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures. It is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit such information to us. If we or these third parties are found to have violated such laws, rules or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business.

We regularly monitor, defend against and respond to cybersecurity incidents which may impact our facilities systems, or data. Despite our information security efforts, our facilities, systems, and data, as well as those of our third-party service providers, may be vulnerable to cybersecurity incidents including, but not limited to, cyber-attacks (including ransomware or other extortion tactics, viruses or other malicious code, unauthorized access attempts, and denial of service attacks), social engineering attacks (including phishing), fraudulent schemes, disruptions or interruptions, or other intentional or unintentional cybersecurity incidents caused by threat actors, technological vulnerabilities or human error. If we, or any of our vendors that support or have access to our facilities, systems, or data, including any third-party vendors that collect, process and store personal information or confidential information on our behalf, fail to comply with laws requiring the protection of personal information, or fail to safeguard and defend personal information or other critical data assets or facilities, systems, or data, or fail to report such an incident or significant and extended disruption in the timeframe required by law, we may be subject to regulatory scrutiny or enforcement and fines as well as private civil actions or suffer damage to our customer, stakeholder, and investor relationships or other reputational harm. We may be required to expend significant resources in the response, containment, mitigation of cybersecurity incidents as well as in defense against claims that our information security was unreasonable or otherwise violated applicable laws or contractual obligations. Furthermore, while we may be entitled to damages if our third-party service providers or other business partners fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-attacks and cyber intrusions increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.

Artificial intelligence introduces emerging risks and challenges to our business.

Artificial intelligence (AI) is increasingly impacting life sciences and healthcare. We incorporated certain AI technologies into our operations to improve efficiency and drive innovation, and we may further expand our use of AI as the technology continues to evolve. However, AI innovation also introduces risks and challenges that could impact our business. AI technologies, including generative AI, are complex and rapidly evolving, and we face competition from other companies as well as an evolving regulatory landscape. Several jurisdictions around the globe, including Europe and the United States, have already proposed or enacted laws governing AI, and we may need to commit significant resources to maintain business practices that comply with the evolving regulatory landscape. Our competitors or other third parties may incorporate AI into their products more quickly and successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, over-reliance on AI or dependence on a specific model or vendor may limit our flexibility, increase costs, or expose us to operational risks if the AI provider modifies or discontinues its services or increases its costs. Any of these issues could materially and adversely affect our business, financial condition, and results of operations.

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

Third-party payers require us to identify the test for which we are seeking reimbursement using a Current Procedural Terminology (CPT) code. The CPT code set is maintained by the American Medical Association (AMA). In cases where there is not a specific CPT code to describe a test, such as with the GeneStrat NGS test, the test may be billed under an unlisted molecular pathology procedure code or through the use of a combination of single gene CPT codes, depending on the payer. The Protecting Access to Medicare Act of 2014 (PAMA) authorized the adoption of new, temporary billing codes and unique test identifiers for FDA-cleared or approved tests as well as advanced diagnostic laboratory tests. The AMA has created a new section of CPT codes, Proprietary Laboratory Analyses codes to facilitate implementation of this section of PAMA. In addition, CMS may assign unique level II Healthcare Common Procedure Coding System (HCPCS) codes to tests that are not already described by a unique CPT code. The VeriStrat, Nodify XL2, and Nodify CDT tests have test specific CPT codes, but the GeneStrat NGS test does not at this time.

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

The trading market for our common stock is partially influenced by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a small reporting company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

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

Our officers, directors and principal stockholders each holding more than 5% of our common stock collectively control approximately 41.2% of our outstanding common stock as of December 31, 2025. As a result, these stockholders, if they act together, could control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change of control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

When we cease to be a “smaller reporting company” and/or “non-accelerated filer” under the federal securities laws, our auditors may be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

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

1B. Unresolved Staff Comments.

None.

1C. Cybersecurity.

Risk Management and Strategy

Our business depends on the secure and continuous processing of information, supported by a resilient IT infrastructure and trusted critical vendors. Cybersecurity is a fundamental pillar of our risk management framework, seamlessly integrated into our decision-making at every level. Our IT department proactively identifies, evaluates, and mitigates cybersecurity risks to ensure alignment with our business objectives and operational needs. We maintain robust security policies and procedures, including comprehensive security and data privacy training for staff, stringent physical security measures, and advanced electronic data protection. Our cybersecurity program strictly adheres to HIPAA, GDPR, and applicable SEC cybersecurity disclosure and reporting requirements, incorporating strong data access controls, privacy safeguards, password protocols, encryption, and a structured incident response process with a formal and timely materiality assessment consistent with SEC reporting obligations.

Beyond policies, our network is fortified with a multi-layered defense strategy, including firewalls and advanced cyber-threat monitoring. We employ continuous vulnerability management and 24/7 extended detection and response (XDR) to continuously detect, analyze, and neutralize potential threats in real time. We recognize the importance of securing our extended digital ecosystem, including third-party service providers. To mitigate associated risks, we conduct rigorous security assessments before onboarding any third-party vendors, which require contractual cybersecurity and data protection obligations and perform ongoing, risk-based monitoring to ensure continuous compliance with our cybersecurity standards.

To further strengthen our security posture, we collaborate with independent external experts who conduct audits, penetration testing and threat assessments of our cybersecurity infrastructure. Through these evaluations and strategic consultations, we ensure that our security measures remain aligned with industry best practices. Our cybersecurity program is designed to safeguard the integrity, confidentiality, and availability of our critical information assets, supporting operational resilience and trust in our business.

Current Cybersecurity Risks

As of the date of this Annual Report on Form 10-K, the Company has not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company. In the event of a cybersecurity incident, the Company is equipped with a well-defined incident response plan. This plan includes immediate actions to contain and mitigate the impact, procedures to assess materiality in a timely manner, and long-term strategies for remediation and prevention of future incidents. See "Risk Factors— We may face additional costs, loss of revenue, significant liabilities, harm to our brand, decreased use of our products or services and business disruption if there are any security or data privacy breaches or other unauthorized or improper access."

Management and Board Oversight

Our management is responsible for day-to-day risk management activities. Our Board of Directors, acting directly and through its committees, is responsible for the oversight of our risk management. The Nominating and Governance Committee monitors our cybersecurity risk profile, receives quarterly updates from management on all matters related to cybersecurity, and reports to the full Board of Directors at least annually, or more often as appropriate. The Nominating and Governance Committee is composed of members with diverse expertise that allows it to oversee cybersecurity risks effectively.

Management is involved in assessing and managing material cybersecurity risks and incidents through dialogue with our Information Security Officer, who serves as the Company’s senior cybersecurity leader. Our Information Security Officer brings expertise to this role through his in-depth knowledge and experience in technology management and cybersecurity. Our Information Security Officer, as the Company’s senior cybersecurity leader, is continually informed about the latest developments in cybersecurity. This is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity incidents, and allows him to regularly inform our Chief Executive Officer and Chief Financial Officer of any and all aspects of our business related to cybersecurity and information technology.

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

Item 2. Properties.

The Company’s corporate headquarters are in Louisville, Colorado, under a lease agreement with Centennial Valley Properties I, LLC, a Colorado limited liability company. We also lease office and laboratory space located in De Soto, Kansas, under an operating lease agreement that expires in June 2030. A portion of our employees are located outside of Colorado and Kansas, working remotely. Our properties are suitable for our current business operations.

Location	Use	Square Feet	Expiration
Louisville, Colorado	Office and laboratory	79,980	March 31, 2035
De Soto, Kansas	Office and laboratory	10,838	June 30, 2030

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The Nasdaq Global Market under the symbol “BDSX”. The high and low closing prices for our common stock on The Nasdaq Global Market from January 1, 2025 to December 31, 2025 were $29.80 and $4.40, respectively.

On September 15, 2025, the Company effected a 1-for-20 reverse stock split.

Holders of our Common Stock

As of February 20, 2026, there were approximately 228 holders of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Annual Report on Form 10-K for the period ended December 31, 2025 (Form 10-K) as “we”, “us”, “our” or the “Company.”

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), is provided to supplement the audited financial statements and the related notes in Part II—Item 8 of this Annual Report on Form 10-K. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year and the primary factors that accounted for those changes. Data for the years ended December 31, 2025 and 2024 has been derived from our audited financial statements included in this Annual Report on Form 10-K.

Overview

We are a leading diagnostic solutions company, and our mission is to transform patient care and improve outcomes through personalized diagnostics that are timely, accessible, and address immediate clinical needs. We envision a world where patient disease is conquered through the guidance of personalized diagnostics.

At Biodesix, we have built a team with deep experience in diagnostics including commercialization, reimbursement, regulatory, medical affairs, research and development, technology, and operations to provide needed products and services to address critical clinical questions and help improve patient care. We believe that establishing a new standard of care utilizing personalized diagnostics requires an extensive understanding of clinical needs, scientific expertise to develop tests using the optimal technology for each clinical question, development of clinical evidence to demonstrate benefits of the testing, a scalable operational infrastructure, and an established commercial channel to drive market adoption and payer coverage.

We employ multiple technologies, including genomics, proteomics, and radiomics, combined with artificial intelligence (AI), to discover, develop, and commercialize innovative diagnostic tests for physicians, biopharmaceutical, life science, and diagnostics companies to help improve patient care.

Biodesix Diagnostic Tests support clinical decisions to expedite personalized care and improve outcomes for patients with lung disease. We believe our diagnostic tests help healthcare providers meaningfully improve lung disease diagnosis, treatment, and monitoring as well as lower the overall healthcare cost by reducing the use of ineffective and unnecessary treatments and procedures. We currently offer two tests (Nodify Lung® tests) that assess the risk of cancer in lung nodules and three tests (IQLung® tests) that provide treatment guidance after a lung cancer diagnosis.

Diagnosis - Nodule Management

•
Nodify CDT® and Nodify XL2® tests, marketed as Nodify Lung® Nodule Risk Assessment, assess a suspicious lung nodule's risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify CDT and XL2 tests have an established average turnaround time of one and five business days, respectively, from receipt of the blood sample, providing physicians with timely results to guide diagnostic planning. The Nodify CDT test is a blood-based test that detects the presence of seven autoantibodies associated with the presence of tumors. Elevated levels of the autoantibodies in patients with lung nodules indicate an increased risk of lung cancer to help identify patients that may benefit from timely intervention. The Nodify XL2 test is a blood-based proteomic test that evaluates the likelihood that a lung nodule is benign to help identify patients that may benefit from surveillance imaging. We believe we are the only company to offer two Medicare/Medicaid-covered commercial blood-based tests to help physicians classify risk of malignancy in patients with suspicious lung nodules.

Lung Cancer Treatment & Monitoring

o
GeneStrat® ddPCR, GeneStrat NGS® and VeriStrat® tests, marketed as part of our IQLung® testing strategy, are used following diagnosis of lung cancer to detect the presence of mutations in the tumor and the state of the patient’s immune system to help guide treatment decisions. The GeneStrat ddPCR tumor genomic profiling test and the VeriStrat immune profiling test have an established average turnaround time of two business days from receipt of the blood sample, and the GeneStrat NGS test has an established average turnaround time of three business days from receipt of the blood sample, providing physicians with timely results to facilitate treatment decisions. The GeneStrat ddPCR test evaluates the presence of actionable mutations in lung cancer. The test is covered independent of stage and can be used multiple times per patient to monitor changes in mutation status. The GeneStrat NGS test is a broad 52 gene panel, including guideline recommended mutations that help identify advanced stage patients eligible for targeted therapy or clinical trial enrollment. The VeriStrat test is a blood-based proteomic test that provides a personalized view of each patient’s immune response to their lung cancer.

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

Factors Affecting Our Performance

We believe there are several important factors that have impacted our operating performance and results of operations, including:

•
Testing volume and customer mix. Our revenues and costs are affected by the volume of testing and mix of customers from period to period. We evaluate both the volume of our commercial tests, or the number of tests that we perform for patients on behalf of clinicians, as well as tests for biopharmaceutical companies. Our performance depends on our ability to retain and broaden adoption with existing customers, as well as attract new customers. We believe that the test volume we receive from clinicians and biopharmaceutical companies are indicators of growth in each of these business lines. Customer mix stemming from our two business lines has the potential to significantly impact our results of operations, as the average selling price for biopharmaceutical sample testing is currently significantly higher than our average selling price for clinical tests since our tests are not covered by all clinical patients’ insurance. We evaluate our average selling price for tests that are covered by Medicare, Medicare Advantage and commercial payers to understand the trends in reimbursement and apply those trends to our revenue recognition policies.
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

The ongoing INSIGHT study was designed to expand our clinical understanding of the predictive and prognostic value of the VeriStrat test. On June 27, 2023, we completed enrollment of 5,000 patients with non-small cell lung cancer. All study participants currently enrolled in the study are expected to complete study follow-up by the end of 2026. The participant data will be monitored, and sites will be closed accordingly throughout 2026.

The ALTITUDE study is a randomized control study, launched during the fourth quarter 2020, seeking to further demonstrate the utility of the Nodify CDT and XL2 tests. Patient enrollment requirements were reached in July 2025. All study participants are in two-year follow-up.

On October 8, 2024, at the CHEST Annual Meeting, the Company presented the experience of healthcare providers using the Nodify Lung Nodule Risk Assessment in over 35,000 patients consecutively tested in a real-world clinical setting. The Company also announced a new clinical study, CLARIFY, that will collect patient outcomes and other clinical information on a subset of the patients featured in the CHEST presentation. CLARIFY is designed to confirm performance of the Nodify CDT and Nodify XL2 tests in diverse patient subgroups through a retrospective chart review of up to 4,000 patients that were tested in a real-world clinical setting. The study's intent is to expand the extensive evidence characterizing the validation and utility of Nodify Lung testing. Through December 31, 2025, the study has accrued over 1,500 patients.

Our clinical research has resulted in over 90 peer-reviewed publications for our tests. In addition to clinical studies, we are collaborating with investigators from multiple academic cancer centers. On June 3, 2022, we announced the intent to develop a new novel molecular minimal residual disease (MRD) test as a part of a master sponsored research agreement (MSRA) with Memorial Sloan Kettering Cancer Center (MSK). In addition, the MSRA between MSK and the Company also includes the potential future development of other diagnostic tests aimed at improving the treatment of cancer. On March 25, 2024, we announced a new master collaborative research agreement (MCRA) with MSK under which the teams will collaborate on a development plan for diagnostic tests aimed at improving the treatment of cancer. Biodesix will utilize its array of genomics, proteomics, and data mining capabilities with the aim of developing and commercializing oncology biomarker assays in collaboration with MSK. Bio-Rad will provide its industry-leading digital PCR assay technology in support of this important work. We believe these studies and collaborative arrangements are critical to gaining physician adoption and driving favorable coverage decisions by payers and expect our investments in research and development to increase. Further, we also expect to increase our research and development expenses to fund further innovation and develop new clinically relevant tests.

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

Fourth Quarter and Full Year 2025 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the year ended December 31, 2025 as compared to the same period in 2024 unless otherwise noted:

•
Diagnostic Tests core organic revenue, excluding collection on claims older than one year, was $24.1 million in Q4, growth of 40% over the prior year comparable period, driven by test volume growth of 23% and increased average revenue per test;
o
Diagnostic Test revenue of $25.1 million and $79.2 million for the fourth quarter and fiscal 2025, respectively, an increase of 46% and 22% over the prior year comparable periods. Test volumes were 18,000 and 62,600 for the fourth quarter and fiscal 2025, respectively, an increase of 23% and 15% over the prior year comparable periods. The increase in average revenue per test was driven by additional payer coverage, improvements in revenue cycle management, and approximately $1.0 million in collections from claims older than one year;
•
Development Services revenue of $3.6 million and $9.3 million for the fourth quarter and fiscal 2025, respectively, an increase of 12% and 41% over the respective prior year comparable periods, a result of both delivering against the Company’s book of contracted business and securing new agreements;
•
Total revenue of $28.8 million in Q4 and $88.5 million in FY2025, an increase of 41% and 24% over the respective prior year comparable periods, with gross margin expanding 400bps to 83% in Q4 and 300bps to 81% for the full year;
o
Improvements in gross margin percentage were driven by growth in Diagnostic testing, improvements in average revenue per test, and optimization of testing workflows that resulted in decreases in costs per test;
•
Operating expenses (excluding direct costs and expenses) of $25.8 million and $99.7 million for the fourth quarter and fiscal 2025, an increase of 14% and 10% over the respective prior year comparable periods. Sales, marketing, and general administrative investment increased 14% in Q4 to support the 41% revenue growth delivered in the quarter. The Company expects continued operating leverage as our expanded sales team advances along the productivity curve and converts growing experience into sustained performance;
o
Includes non-cash stock compensation expense of $1.1 million and $4.1 million during the fourth quarter and fiscal 2025, a decrease of 15% and 38% over the respective prior year comparable periods;
•
Net loss of $4.0 million and $35.3 million for the fourth quarter and fiscal 2025, an improvement of 52% and 18% over the respective prior year comparable periods;
•
Pro forma cash and cash equivalents of $33.7 million (including subsequent ATM proceeds);
o
Cash and cash equivalents of $19.0 million as of December 31, 2025 was inclusive of $2.3 million in at-the-market proceeds, and subsequent to the end of the quarter, the Company raised and additional $14.7 million to support continued growth investment;
o
Subsequent to the end of the quarter, the Company amended the Senior Secured Term Loan with Perceptive Advisors to extend the maturity date and interest only period to November 2028. The extension and additional cash strengthens the balance sheet and provides increased financial flexibility.

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

Diagnostic Tests

Diagnostic Tests revenue is generated from delivery of results from our diagnostic tests. In the United States, we performed tests as both an in-network and out-of-network service provider depending on the test performed and the contracted status of the insurer. We consider diagnostic testing to be completed upon the delivery of test results to our customer, either the prescribing physician or healthcare provider or third-party to which we contracted for services to be performed, which is considered the performance obligation. The fees for such services are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. We determine the transaction price related to our contracts by considering the nature of the payer, test type, the historical amount of time until payment by a payer and historical price concessions granted to groups of customers.

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

Sales, marketing, general and administrative

Our sales and marketing expenses are expensed as incurred and include costs associated with our sales organization, including our direct sales force and sales management, client services, marketing, public relations, communications and reimbursement, as well as business development personnel who are focused on projects with our biopharmaceutical customers. These expenses consist primarily of salaries, commissions, bonuses, employee benefits, share-based compensation, and travel, as well as marketing and educational activities, and allocated overhead expenses. We expect our sales and marketing expenses to increase in dollars as we expand our sales force, increase our presence within the United States, and increase our marketing activities to drive further awareness and adoption of our tests and our future products and services. These expenses, though expected to increase in dollars, are expected to decrease as a percentage of revenue in the long term, though they may fluctuate as a percentage of our revenues from period to period due to the timing and nature of these expenses.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the year ended December 31, 2025, interest expense primarily consists of cash and non-cash interest from the Perceptive Term Loan Facility. For the year ended December 31, 2024, interest expense consists of cash and non-cash interest from the Perceptive Term Loan Facility, contingent consideration, and changes in the fair value of our contingent consideration associated with the passage of time subsequent to the achievement of the gross margin target in the second quarter 2021. Interest income, which is included in ‘Other income, net’ in the statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Year Ended December 31,		Change
	2025	2024	$	%
Revenues	$88,499	$71,323	$17,176	24%
Operating expenses
Direct costs and expenses	16,719	15,573	1,146	7%
Research and development	12,001	9,559	2,442	26%
Sales, marketing, general and administrative	87,545	80,451	7,094	9%
Impairment loss on intangible assets	107	238	(131)	(55)%
Total operating expenses	116,372	105,821	10,551	10%
Loss from operations	(27,873)	(34,498)	6,625	19%
Other (expense) income
Interest expense	(7,716)	(8,258)	542	7%
Loss on extinguishment of liabilities	—	(248)	248	100%
Change in fair value of warrant liability, net	(280)	—	(280)	(100)%
Other income, net	604	73	531	727%
Total other expense	(7,392)	(8,433)	1,041	12%
Net loss	$(35,265)	$(42,931)	$7,666	18%

Share-based compensation (1)	$4,139	$6,638	$(2,499)	(38)%

(1) Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Year Ended December 31,		Change
	2025	2024	$	%
Revenues
Diagnostic Tests	79,197	64,708	14,489	22%
Development Services	9,302	6,615	2,687	41%
Total revenues	$88,499	$71,323	$17,176	24%

Total revenue increased $17.2 million or 24% for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Lung Diagnostic Testing revenue increased $14.5 million or 22% for the year ended December 31, 2025 compared to the same period in 2024. The increase for the year ended December 31, 2025 compared to the same period in 2024 was due to an increase of $15.3 million in the Nodify Lung Nodule Risk Assessment testing strategy driven by an increase in tests delivered and improvements in average revenue per test as our sales efforts continued to focus on Nodify CDT and XL2 tests. This increase was partially offset by a $0.8 million decrease in the IQLung testing strategy sales.

Development Services revenue increased $2.7 million or 41% for the year ended December 31, 2025 compared to the same period in 2024. The increase in revenue for the year ended December 31, 2024 was primarily a result of delivering against our expanding book of business and securing new agreements.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased $1.1 million or 7% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in costs for the year ended December 31, 2025 was primarily driven by the increase in testing volume compared to the same period in 2024, partially offset by the optimization of testing workflows that resulted in improvements in costs per test.

Research and development

Research and development expenses increased $2.4 million or 26% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in costs was primarily due to an increase in internal expenses associated with employee compensation and benefit costs resulting from an increase in headcount and variable compensation as well as an increase in external costs associated with clinical trials.

The following table summarizes our external and internal costs for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Year Ended December 31,		Change
	2025	2024	$	%
External expenses:
Clinical trials and associated costs	$1,730	$1,180	$550	47%
Other external costs	2,954	2,778	176	6%
Total external costs	4,684	3,958	726	18%
Internal expenses	7,317	5,601	1,716	31%
Total research and development expenses	$12,001	$9,559	$2,442	26%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $7.1 million or 9% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was driven primarily by increases in employee compensation and benefits due to the planned expansion of the sales team to support Lung Diagnostic sales growth, as well as to enhance Biodesix awareness and drive product adoption.

Non-Operating Expenses

Interest expense

Interest expense decreased $0.5 million or 7% for the year ended December 31, 2025 compared to the year ended December 31, 2024. The interest expense for the year ended December 31, 2025 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility of $7.5 million. The interest expense for the year ended December 31, 2024 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility of $7.0 million as well as interest associated with the contingent consideration of $1.1 million.

Loss on extinguishment of liabilities, net

Loss on extinguishment of liabilities decreased $0.2 million or 100% for the year ended December 31, 2025 compared to the same period in 2024. On April 22, 2024, the Company obtained consent from Perceptive and prepaid the July 1, 2024 contingent consideration milestone payment of $8.4 million to Integrated Diagnostics (Indi). As a result of prepaying the milestone payment, the Company performed a fair value analysis through April 22, 2024 and recorded a loss on early extinguishment of $0.2 million.

Change in fair value of warrant liability, net

On February 28, 2025, the Company entered into the Fifth Amendment to the Credit Agreement with Perceptive, whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan Commitment Termination Date was extended, providing continued availability to the Tranche C Loan through December 31, 2025. In addition, on the Tranche C Loan borrowing date, the Tranche C Warrants, as amended, would become vested and exercisable at an exercise price equal to $15.86, the Company's closing stock price on February 28, 2025. On May 8, 2025, the Company exercised its ability to draw the Tranche C loan under the Perceptive Term Loan Facility for $10.0 million. As consideration for drawing the Tranche C Loan, the Company agreed to modify the previously agreed upon per share exercise price of $15.86 for the Tranche C Warrants to a new per share exercise of $8.382, which was equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. In connection with the Tranche C draw, the Company remeasured the Tranche C Warrants through the Tranche C borrowing date and recorded a loss of $0.3 million as a change in fair value of warrant liability through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital.

Other income, net

During the year ended December 31, 2025, the Company recorded other income, net of $0.6 million primarily related to interest and other income. During the year ended December 31, 2024, the Company recorded other income, net of $0.1 million. The other income, net for the year ended December 31, 2024 was comprised of $0.8 million of interest and other income, offset by the reduction of approximately $0.7 million of deferred offering costs as a result of changes in the probability of our ability to fully utilize the Lincoln Park Capital equity facility prior to the termination date.

Liquidity and Capital Resources

Thus far in our operating history, we have yet to generate annual positive cash flows from operations. We have funded our operations to date principally from net proceeds from the sale of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness.

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

On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. The Company will pay the agent a commission rate of up to 3% of the gross sales proceeds of any shares sold and has agreed to provide the sales agents with customary indemnification, contribution and reimbursement rights. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, or any other existing trading market for our common stock. In connection with establishing the 2024 ATM Program, the Company terminated its prior $50.0 million ATM program established in November 2021, and no additional stock can be issued thereunder. During the year ended December 31, 2025, the Company raised approximately $7.3 million ($7.0 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 892,841 common shares at a weighted average price per share of $8.20. As of December 31, 2025, the Company had remaining available capacity for share issuances of up to $42.7 million under the 2024 ATM Program, subject to the restrictions and limitations of the facility, as well as volume limitations under applicable SEC rules and regulations that may limit the availability of the 2024 ATM Program as a source of funding, depending on current public float.

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

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash flows (used in) provided by:
Operating activities	$(23,271)	$(48,649)
Investing activities	(403)	(3,440)
Financing activities	16,417	52,050
Net decrease in cash and cash equivalents and restricted cash	$(7,257)	$(39)

Our cash flows resulted in a net decrease in cash and cash equivalents and restricted cash of $7.3 million during the year ended December 31, 2025 as compared to the net decrease in cash of $39 thousand for the year ended December 31, 2024. For the year ended December 31, 2025, net cash used in operating activities totaled $23.3 million, a decrease of approximately $25.4 million compared to the same period in 2024 primarily due to favorable changes in net working capital of $22.0 million, which includes a decrease of $23.2 million in payments made for contingent consideration. This is partially offset by a change in net working capital for the timing of cash receipts from customers and payments to vendors of $1.2 million.

Net cash used in investing activities during the year ended December 31, 2025 totaled $0.4 million, a decrease of $3.0 million compared to the same period in 2024. The decrease in net cash used in investing activities was primarily due to decreases in purchases of property and equipment and capital expenditures.

Net cash provided by financing activities during the year ended December 31, 2025 totaled $16.4 million, a decrease of $35.6 million compared to the same period in 2024. The net cash provided by financing activities for the year ended December 31, 2025 primarily resulted from $10.0 million in proceeds from the issuance of Tranche C under the Perceptive Term Loan Facility, $7.3 million in proceeds from the issuance of common stock under our ATM facility, and $0.5 million in proceeds from our ESPP, partially offset by payments of $0.8 million associated with our finance lease obligations and $0.5 million in equity financing costs. The net cash provided by financing activities for the year ended December 31, 2024 primarily resulted from $51.3 million in net proceeds from the issuance of common stock from an underwritten offering of common stock and a concurrent private placement and $0.6 million from the issuance of common stock under the ESPP.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of December 31, 2025 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$62,335	$6,444	$55,891	$—	$—
Operating lease obligations	41,323	4,165	8,692	8,935	19,531
Finance lease obligations	2,173	1,134	824	215	—
Total	$105,831	$11,743	$65,407	$9,150	$19,531
(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect at December 31, 2025.

Off-Balance Sheet Arrangements

As of December 31, 2025, we have not entered into any off-balance sheet arrangements.

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

Implications of Being a Smaller Reporting Company

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of December 31, 2025, we had $50.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of December 31, 2025, a hypothetical 100 basis point increase in interest rates would have an estimated $0.5 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of

December 31, 2025 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework. Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference from the information under the captions "Board and Corporate Governance Matters—Proposal One: Election of Directors" and "—Director Independence" contained in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025 in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders (the Proxy Statement). Certain information required by this item concerning executive officers is set forth in the Proxy Statement under the captions "Executive Compensation—Compensation of Named Executive Officers" and “Board and Corporate Governance Matters—Overview of Our Nominees and Continuing Directors” and is incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure, if applicable, is contained in the section entitled "Stock Ownership—Delinquent Section 16(a) Reports" in the Proxy Statement and is incorporated herein by reference.

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

The Company has a Policy Relating to Insider Trading governing the purchase, sale, and disposition of the Company’s securities by directors and officers that is reasonably designed to promote compliance with U.S. insider trading laws, rules and regulations, and applicable listing standards. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements. For more information, please refer to the Policy Relating to Insider Trading filed as Exhibit 19.1.

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
3.3**

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Biodesix, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 15, 2025).

3.4**

Certificate of Elimination of the Series A Non-Voting Convertible Preferred Stock of Biodesix, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on September 15, 2025).

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

4.3**

Warrant held by Innovatus Life Sciences Lending Fund I, LP, to Purchase Series G Preferred Stock, dated February 23, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

4.4**

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2021).

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

4.8**

First Amendment to Warrant Certificate, dated February 28, 2025, issued by the Company to Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2025).

4.9**

First Amendment to Warrant Certificate, dated May 12, 2025, issued by the Company to Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2025).

4.10**

Second Amendment to Warrant Certificate, dated May 12, 2025, issued by the Company to Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 13, 2025).

4.11*	Warrant to Purchase Stock, dated February 25, 2026, issued by the Company to Perceptive Credit Holdings IV, LP.
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
10.5.1+**

Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2021).

10.5.2+**

Forms of Restricted Stock Unit Award Grant Notice and Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021).

10.6+**	Biodesix, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 26, 2020).
10.7+**

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

10.12.3**

De Soto Amendment to Lease Agreement, effective July 1, 2025 by and between Biodesix, Inc. and De Soto Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 3, 2025).

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

10.21.2**

Amendment No. 2 to Asset Purchase Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.38 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021).

10.21.3**	Amendment No. 3 to Asset Purchase Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2022).
10.22†**

Asset Purchase Agreement between Oncimmune Limited and Biodesix, Inc., dated June 27, 2019, as amended to date (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 2, 2020).

10.23**

First Amendment to the Non-Exclusive License Agreement between Bio-Rad Laboratories, Inc., and Biodesix, Inc., dated May 24, 2021 (incorporated by reference to Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021).

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

10.26**

Credit Agreement and Guaranty, dated as of November 16, 2022, by and among the Company and Perceptive Credit Holdings IV, LP. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 21, 2022).

10.27**

First Amendment to Credit Agreement and Guaranty, dated May 10, 2023, by and among the Company and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.28**

Second Amendment to Credit Agreement and Guaranty, dated August 4, 2023, by and among the Company and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2023).

10.29**

Limited Waiver, dated February 14, 2024, by and between Biodesix, Inc. and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2023).

10.30**

Third Amendment to Credit Agreement and Guaranty, dated February 29, 2024, by and among the Company and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2023).

10.32**

Fourth Amendment to Credit Agreement and Guaranty, dated October 30, 2024, by and between the Company and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 1, 2024).

10.31**

Fifth Amendment to Credit Agreement and Guaranty, dated February 28, 2025, by and between the Company and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2025).

10.32*	Sixth Amendment to Credit Agreement and Guaranty, dated February 25, 2026, by and between the Company and Perceptive Credit Holdings IV, LP.
10.33**

Security Agreement, dated as of November 21, 2022, by and among the Company and Perceptive Credit Holdings IV, LP (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on November 21, 2022).

10.34**

Registration Rights Agreement, dated as of April 5, 2024 between Biodesix, Inc. and the Investors (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2024).

19.1**	Policy Relating to Insider Trading (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 3, 2025).
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Policy Relating to Recovery of Erroneously Award Compensation (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2023).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Biodesix, Inc.

Date: February 26, 2026	By:	/s/ CHRISTOPHER C. VAZQUEZ
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

Name	Title	Date

/s/ SCOTT HUTTON	President, Chief Executive Officer (Principal Executive Officer)	February 26, 2026
Scott Hutton

/s/ ROBIN HARPER COWIE	Chief Financial Officer, Secretary and Treasurer	February 26, 2026
Robin Harper Cowie

/s/ CHRISTOPHER C. VAZQUEZ	Chief Accounting Officer	February 26, 2026
Christopher C. Vazquez

/s/ JOHN PATIENCE	Chairman and Director	February 26, 2026
John Patience

/s/ JEAN FRANCHI	Director	February 26, 2026
Jean Franchi

/s/ JON FAIZ KAYYEM	Director	February 26, 2026
Jon Faiz Kayyem, Ph.D.

/s/ LAWRENCE T. KENNEDY, JR.	Director	February 26, 2026
Lawrence T. Kennedy, Jr.

/s/ HANY MASSARANY	Director	February 26, 2026
Hany Massarany

/s/ MATTHEW STROBECK	Director	February 26, 2026
Matthew Strobeck, Ph.D.

Item 8. Financial Statements and Supplementary Data

BIODESIX, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Biodesix, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biodesix, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of diagnostic tests revenue

As discussed in Notes 2 and 11 to the financial statements, the Company derives revenue from two sources: (i) diagnostic tests, providing lung diagnostic testing services for healthcare providers associated with blood-based tests and (ii) development services to biopharmaceutical, life sciences and diagnostic companies. For diagnostic tests revenue, the Company estimates the transaction price, which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience, using a portfolio approach by considering payment history, historical price concessions and reimbursement contracts, among other factors including variable consideration. The Company recognized revenues of $79.2 million for the year ended December 31, 2025, related to diagnostic tests revenue.

We identified the evaluation of diagnostic tests revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the measurement of diagnostic tests revenue, specifically the estimation of the amount of diagnostic tests revenue expected to be collectible from payors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control related to the estimation of the amount of diagnostic tests revenue expected to be collected, including managements consideration of the impact of payment histories. We compared diagnostic tests revenue recorded by the Company to subsequent cash receipts. For a sample of tests, we evaluated collections of revenue to identify whether the estimation method required adjustment. This included comparing collections to certain relevant documentation, including explanation of benefits and test results. In addition, we inquired of the individuals responsible for monitoring and tracking the status of anticipated collections to understand the progress of these activities and any impact on management’s estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Denver, Colorado

February 26, 2026

F-3

BIODESIX, INC.

Balance Sheets

(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$18,987	$26,245
Accounts receivable, net of allowance for credit losses of $62 and $481	9,036	8,603
Other current assets	4,495	4,636
Total current assets	32,518	39,484
Non‑current assets
Property and equipment, net	24,817	27,828
Intangible assets, net	3,883	5,874
Operating lease right-of-use assets	2,997	1,767
Goodwill	15,031	15,031
Other long-term assets	8,230	7,260
Total non‑current assets	54,958	57,760
Total assets	$87,476	$97,244

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$3,080	$2,194
Accrued liabilities	11,033	10,064
Deferred revenue	961	678
Current portion of operating lease liabilities	1,364	719
Current portion of notes payable	6	21
Other current liabilities	992	641
Total current liabilities	17,436	14,317
Non‑current liabilities
Long‑term notes payable, net of current portion	47,445	36,408
Long-term operating lease liabilities	24,039	24,828
Other long-term liabilities	1,021	815
Total non‑current liabilities	72,505	62,051
Total liabilities	89,941	76,368
Commitments and contingencies
Stockholders’ (deficit) equity
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2025 and 2024) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 8,253,053 (2025) and 7,274,578 (2024) shares issued and outstanding(a)	8	7
Additional paid‑in capital(a)	495,289	483,366
Accumulated deficit	(497,762)	(462,497)
Total stockholders’ (deficit) equity	(2,465)	20,876
Total liabilities and stockholders’ (deficit) equity	$87,476	$97,244

(a) All share information, Common stock balances, and Additional paid-in capital balances have been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025. See Note 2 – Summary of Significant Accounting Policies for further details.

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenues	$88,499	$71,323
Operating expenses:
Direct costs and expenses	16,719	15,573
Research and development	12,001	9,559
Sales, marketing, general and administrative	87,545	80,451
Impairment loss on intangible assets	107	238
Total operating expenses	116,372	105,821
Loss from operations	(27,873)	(34,498)
Other (expense) income:
Interest expense	(7,716)	(8,258)
Loss on extinguishment of liabilities	—	(248)
Change in fair value of warrant liability, net	(280)	—
Other income, net	604	73
Total other expense	(7,392)	(8,433)

Net loss	$(35,265)	$(42,931)
Net loss per share, basic and diluted(a)	$(4.67)	$(6.64)
Weighted-average shares outstanding, basic and diluted(a)	7,551	6,470

(a) All share and per share information have been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025. See Note 2 – Summary of Significant Accounting Policies for further details.

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Stockholders' (Deficit) Equity

(in thousands)

	Common Stock(a)		Additional Paid‑In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Capital(a)	Deficit	Equity
Balance - December 31, 2023	4,812	$5	$424,141	$(419,566)	$4,580
Issuance of common stock, net	886	—	18,790	—	18,790
Issuance of common stock under employee stock purchase plan	24	—	625	—	625
Exercise of stock options	1	—	24	—	24
Release of restricted stock units	30	—	—	—	—
Conversion of Series A preferred stock to common stock, net	1,522	2	33,148	—	33,150
Share‑based compensation	—	—	6,638	—	6,638
Net loss	—	—	—	(42,931)	(42,931)
Balance - December 31, 2024	7,275	7	483,366	(462,497)	20,876
Issuance of common stock, net	893	1	6,780	—	6,781
Issuance of common stock under employee stock purchase plan	48	—	497	—	497
Release of restricted stock units	37	—	—	—	—
Change in fair value of Perceptive Warrants	—	—	227	—	227
Reclassification of Tranche C warrants to additional paid-in capital	—	—	280	—	280
Share‑based compensation	—	—	4,139	—	4,139
Net loss	—	—	—	(35,265)	(35,265)
Balance - December 31, 2025	8,253	$8	$495,289	$(497,762)	$(2,465)

(a) All share and per share information have been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025. See Note 2 – Summary of Significant Accounting Policies for further details.

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(35,265)	$(42,931)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	5,670	5,773
Accretion of lease right-of-use assets	(69)	(317)
Loss on extinguishment of liabilities	—	248
Share‑based compensation expense	4,139	6,638
Change in fair value of warrant liability, net	280	—
Provision for credit losses	180	887
Accrued interest, amortization of debt issuance costs and other	1,304	2,462
Inventory excess and obsolescence	49	22
Impairment loss on intangible assets	107	238
Changes in operating assets and liabilities:
Accounts receivable	(531)	(1,811)
Other current assets	(258)	716
Other long-term assets	(121)	68
Accounts payable and other accrued liabilities	1,859	1,637
Deferred revenue	174	248
Contingent consideration	—	(23,242)
Current and long-term operating lease liabilities	(789)	715
Net cash, cash equivalents, and restricted cash used in operating activities	(23,271)	(48,649)

Cash flows from investing activities
Purchase of property and equipment	(259)	(3,230)
Patent costs and intangible asset acquisition, net	(144)	(210)
Net cash, cash equivalents, and restricted cash used in investing activities	(403)	(3,440)

Cash flows from financing activities
Proceeds from the issuance of common stock	7,320	55,625
Proceeds from issuance of common stock under employee stock purchase plan	497	625
Proceeds from exercise of stock options	—	25
Proceeds from term loan and notes payable	10,000	—
Repayment of term loan and notes payable	(21)	(51)
Payment of debt issuance costs	(30)	(44)
Equity financing costs	(532)	(3,685)
Other	(817)	(445)
Net cash, cash equivalents, and restricted cash provided by financing activities	16,417	52,050
Net decrease in cash, cash equivalents, and restricted cash	(7,257)	(39)
Cash, cash equivalents, and restricted cash ‑ beginning of period	26,332	26,371
Cash, cash equivalents, and restricted cash ‑ end of period	$19,075	$26,332

The accompanying Notes are an integral part of these financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Year Ended December 31,
	2025	2024
Equity financing costs included in accounts payable and other accrued liabilities	$7	$—
Operating lease right-of-use asset obtained in exchange for lease liabilities	644	583
Finance lease right-of-use assets obtained in exchange for lease liabilities	1,445	999
Cash paid for interest	6,398	7,024
Change in fair value of Perceptive Warrants	227	—
Reclassification of Tranche C warrants to additional paid-in capital	280	—
Purchases of property & equipment included in accounts payable and accrued liabilities	27	—

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

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

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

Diagnostic Tests revenues consist of blood-based lung tests and are recognized in the amount expected to be received in exchange for diagnostic tests when the diagnostic tests are delivered. The Company determines the transaction price and amount to accrue related to its blood-based lung diagnostic test contracts using a portfolio approach by considering:

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

For a discussion of credit risk concentration of accounts receivable as of December 31, 2025 and 2024, see Note 11 — Revenue and Accounts Receivable Credit Concentration.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly-liquid instruments with an original maturity of three months or less from the date of purchase.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. As of December 31, 2025 and 2024, the Company had $0.1 million restricted cash, respectively, which was included in ‘Other current assets’ in the accompanying balance sheets.

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

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of testing services and charged to ‘Direct costs and expenses.’ Inventory is stated at cost and reported within ‘Other current assets’ in the balance sheet and was $1.3 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. The Company recorded an insignificant amount as reserve for excess inventory for both the years ended December 31, 2025 and 2024. During both the years ended December 31, 2025 and 2024, the Company recorded an insignificant amount to the statement of operations for excess and obsolete inventory.

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

Long-lived assets to be held and used are evaluated for impairment when events or circumstances indicate the carrying value of a long-lived asset or asset group is less than the undiscounted cash flows from the use and eventual disposition over its remaining useful life. The Company assesses recoverability by comparing the sum or projected undiscounted cash flows from the use and eventual disposition of the asset or asset group to its carrying value, and records an impairment loss if the carrying value is greater than the undiscounted future cash flows. There were no impairments for the years ended December 31, 2025 and 2024.

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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate a reduction to fair value below their carrying amounts. The Company recorded $0.1 million and $0.2 million for impairments during the years ended December 31, 2025 and 2024, respectively, related to patents the Company is no longer pursuing.

Goodwill

Goodwill represents the excess of purchase price over amounts allocated to acquired assets and liabilities assumed in business combinations. The carrying value of goodwill is evaluated for impairment at least annually or more frequently when events or circumstances occur indicate a potential for impairment. The annual impairment test is performed on the last day of our fourth quarter. Prior to performing a quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of the reporting unit exceeds its carrying value. In the event the Company determines that it is more likely than not the carrying value of our single reporting unit is higher than its estimated fair value, quantitative testing is performed comparing recorded values to estimated fair values. If impairment is present, the impairment loss is measured as the excess of the recorded goodwill over its implied fair value. Through December 31, 2025, there were no accumulated impairment losses.

Leases

The Company acts as a lessee under all its lease agreements and holds various real estate leases for its headquarters and laboratory facilities in Colorado and Kansas and other various copier leases.

Management determines if an arrangement is a lease at inception or upon modification of a contract. The Company capitalizes only those leases with an initial term of twelve months or more. Leases are classified as either financing or operating, with classification affecting the pattern of expense recognition in the statements of operations. When determining whether a lease is a finance lease or an operating lease, ASC 842 does not specifically define criteria to determine the “major part of remaining economic life of the underlying asset” and “substantially all of the fair value of the underlying asset.” For lease classification determination, Management continues to use (i) 75% or greater to determine whether the lease term is a major part of the remaining economic life of the underlying asset and (ii) 90% or greater to determine whether the present value of the sum of lease payments is substantially all of the fair value of the underlying asset.

ROU assets represent the Company's right to use an underlying asset for the lease term. Lease liabilities represent the Company's obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses either the rate implicit in the lease or its incremental borrowing rate, as applicable, based on the information available at lease commencement date. The Company applies the estimated incremental borrowing rates on a lease-by-lease level based on the economic environment associated with the lease. The operating lease ROU asset also includes any lease prepayments, net of lease incentives. We account for lease and non-lease components (such as common area maintenance, utilities, insurance and taxes) as a single lease component for all classes of underlying assets. Certain of the Company's leases include options to extend or terminate the lease. As leases approach maturity, the Company considers various factors such as market conditions and the terms of any renewal and termination options that may exist to determine whether we will renew or terminate the lease, as such, we generally do not include renewal or termination options in our lease terms for calculating our lease liability, as the options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at the time of the lease commencement. The Company's lease agreements do not contain any material residual value guarantees or restrictive covenants. Lease expense for lease payments of operating leases is recognized on a straight-line basis over the term of the lease. The Company uses the long-lived assets impairment guidance to determine recognition and measurement of an ROU asset impairment, if any. The Company monitors for events or changes in circumstances that require a reassessment.

The Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC (see Note 9 – Leases). As of December 31, 2025 and 2024, the $5.0 million refundable deposit is reported within 'Other long-term assets' in the balance sheets.

The Company holds and acts as a lessee under various finance lease agreements for laboratory equipment in Colorado and Kansas. As of December 31, 2025 and 2024, the Company had $3.0 million and $2.2 million recorded as net finance lease ROU assets within 'Other long-term assets' in the balance sheets.

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

Retirement Plan

The Company has a defined contribution retirement plan in which all employees are eligible to participate. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Beginning in 2025, the Company began making discretionary employer matching contributions. During the year ended December 31, 2025, the Company's total contributions to the plan were $0.7 million.

Contingent Consideration

The fair value of contingent consideration was assessed at each balance sheet date and changes, if any, to the fair value were recorded as ‘Interest expense’ in the statements of operations.

Warrant Liability

The fair value of warrant liabilities was assessed at each balance sheet date and changes, if any, to the fair value were recorded as 'Change in fair value of warrant liability, net' in the statements of operations.

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

Note 3 – Recent Issued Accounting Standards

Recently adopted accounting standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. This guidance became effective for the Company for the annual period beginning on January 1, 2025, and will be effective for interim periods beginning on January 1, 2026. The Company has adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements retrospectively to the prior period.

See Note 14 — Income Taxes for additional information.

Standards being evaluated

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

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient for entities estimating expected credit losses on current trade receivables and contract assets arising from revenue transactions accounted for under Topic 606. The practical expedient allows entities to assume that current economic conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. Therefore, an entity will not need to develop reasonable and supportable forecasts of future economic conditions. The practical expedient applies only to current accounts receivable and current contract assets. Entities electing to apply the practical expedient must do so consistently across all current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. If adopted, this guidance will become effective for the Company for annual periods beginning after December 15, 2025, including interim periods within those annual periods with early adoption permitted and is required to be applied prospectively. The Company is currently evaluating the available elections under the new standard, including whether to adopt the practical expedient. However, based on our preliminary assessment, we do not expect the adoption of ASU 2025‑05 to have a material impact on our financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies the interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. It is not intended to significantly change interim reporting or expand or reduce interim disclosure requirements. This guidance will become effective for the Company for the interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance and assessing the overall impact on its financial statements. However, based on our preliminary assessment, we do not expect the adoption of ASU 2025‑11 to have a material impact on our interim financial statements.

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the balance sheets, which may differ from their respective fair values. The fair value of borrowings as of December 31, 2025 and 2024 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The carrying value of outstanding borrowings approximates the fair value as of December 31, 2025. The difference between the carrying value and fair value of outstanding borrowings as of December 31, 2024 is due to an increase in the fair value of debt as a result of improved credit markets. The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$47,451	$47,532	$36,429	$37,484

The financial liabilities that are measured and recorded at estimated fair value on a recurring basis consist of the warrant liabilities granted as consideration for the Perceptive Term Loan Facility (see Note 8 – Debt), contingent value rights granted to certain holders of our previously converted Series F Preferred Stock, and, prior to 2025, contingent consideration associated with our previous acquisition of Indi, which were accounted for as liabilities and remeasured through our statements of operations. The fair values of these financial liabilities are classified as Level 3 in the fair value hierarchy, however, as of December 31, 2025 and 2024, there are no liability balances associated with warrant liabilities, contingent value rights, or contingent consideration.

The following table presents the changes in warrant liabilities for the dates indicated (in thousands):

For the twelve months ended December 31, 2025
Level 3 Rollforward	Warrant Liabilities
Balance - January 1, 2025	$—
Changes in fair value, net	280
Reclassification of Tranche C Warrants to additional paid-in capital	(280)
Balance - December 31, 2025	$—

The following table presents the changes in contingent consideration for the dates indicated (in thousands):

For the twelve months ended December 31, 2024
Level 3 Rollforward	Contingent Consideration
Beginning balances - January 1, 2024	$21,857
Interest expense	1,137
Loss on extinguishment of liabilities	248
Payments	(23,242)
Ending balances - December 31, 2024	$—

Warrant Liabilities

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 8 – Debt), the Company issued Perceptive a warrant to purchase up to 250,000 shares of the Company's common stock (the Perceptive Warrant), including Initial Warrants (as defined in Note 10 – Equity below) and Tranche B and C Warrants. The Initial Warrants are equity classified (see Note 10 – Equity) while the Tranche B and C Warrants were initially classified as liabilities and recognized at fair value. On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 8 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital (see Note 10 – Equity).

The fair value of the Tranche C Warrants was determined using a Black-Scholes option-pricing model and subject to certain unobservable inputs. The significant unobservable inputs used in the measurement of the fair value included the fair value of the Company's common stock, risk-free rate, the volatility of common stock, and the probability of the expected borrowing. The Tranche C loan had a prior commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. On February 28, 2025 (the Fifth Amendment Effective Date), the Company entered into the Fifth Amendment to the Credit Agreement and Guaranty (the Fifth Amendment) with Perceptive (see Note 8 – Debt), whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan Commitment Termination Date (as defined in the Credit Agreement) was extended, providing continued availability to the Tranche C Loan through December 31, 2025. In addition, on the Tranche C Loan Borrowing Date (as defined in the Credit Agreement), the Tranche C Warrants, as amended, would become vested and exercisable at an exercise price equal to $15.86, the Company's closing stock price on February 28, 2025.

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

During the year ended December 31, 2025, the Company recorded a loss of $0.3 million as a change in fair value through the statements of operations due to changes in unobservable inputs. During the year ended December 31, 2024, the Company recorded no change in fair value through the statements of operations.

Contingent Value Rights

In January 2016, the Company issued shares of Series F Preferred Stock (the Series F Offering) that were subsequently converted into common stock in connection with the Company's initial public offering in October 2020. In connection with the Series F Offering, investors who purchased more than their pro-rata amount in the financing received a calculated number of contingent value rights (CVRs). One CVR represents 0.00375% of the Company’s interest in the drug ficlatuzumab, which began a Phase 3 clinical trial in January 2024 (see Note 16 - Commitments and Contingencies below). In January 2016, the Company issued 3,999 CVRs, or 15% interest in the drug ficlatuzumab, originally valued at $0.5 million. The initial estimated value of the CVRs were recorded as a liability and as a reduction to the Series F proceeds. Subsequent to recoupment of our initial co-development costs, upon receipt of a milestone, royalty, or any other type of payment from the Company’s ownership rights in the drug, the Company is required to make a cash payment to the CVR holders equal to 15% of net proceeds, as defined. During the years ended December 31, 2025 and 2024, the Company recorded no change in fair value due to the remote probability of receiving net proceeds in excess of our initial co-development costs.

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

During the year ended December 31, 2024, the Company recorded $1.1 million in interest expense due to the passage of time and fixed payment schedule.

Note 5 – Property and Equipment

Property and equipment consist of the following (in thousands):

	As of
	December 31, 2025	December 31, 2024
Lab equipment	$6,423	$5,854
Leasehold improvements	28,265	28,192
Computer equipment	1,075	1,305
Furniture and fixtures	1,122	1,100
Software	325	325
Vehicles	96	97
Construction in process	27	89
	37,333	36,962
Less accumulated depreciation	(12,516)	(9,134)
Total property and equipment, net	$24,817	$27,828

Depreciation expense related to property and equipment was (in thousands):

	Year Ended December 31,
	2025	2024
Direct costs and expenses	$482	$413
Selling, marketing, general and administrative	3,160	3,352
Total	$3,642	$3,765

Note 6 – Goodwill and Intangible Assets

Intangible assets, excluding goodwill, consist of the following (in thousands):

	December 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,953	$(1,003)	$950	$1,940	$(877)	$1,063
Purchased technology	16,900	(14,084)	2,816	16,900	(12,206)	4,694
Intangible assets not subject to amortization
Trademarks	117	—	117	117	—	117
Total	$18,970	$(15,087)	$3,883	$18,957	$(13,083)	$5,874

Amortization expense related to definite-lived intangible assets was (in thousands):

	Year Ended December 31,
	2025	2024
Direct costs and expenses	$2	$2
Sales, marketing, general and administrative	2,026	2,006
Total	$2,028	$2,008

Future estimated amortization expense of intangible assets is (in thousands):

As of December 31, 2025
2026	1,992
2027	1,043
2028	103
2029	101
2030	100
2031 and thereafter	427
Total	$3,766

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of
	December 31, 2025	December 31, 2024
Compensation related accruals	$7,834	$6,770
Accrued clinical trial expenses	767	919
Other expenses	2,432	2,375
Total accrued liabilities	$11,033	$10,064

Note 8 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of
	December 31, 2025	December 31, 2024
Perceptive Term Loan Facility	$50,000	$40,000
Other	6	26
Unamortized debt discount and debt issuance costs	(2,555)	(3,597)
	47,451	36,429
Less: current maturities	6	21
Long-term notes payable	$47,445	$36,408

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

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of December 31, 2025, the stated interest rate was approximately 12.70%.

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

On October 30, 2024, the Company entered into the Fourth Amendment with the Lender, whereby subject to the terms and conditions of the Fourth Amendment, the Minimum Net Revenue Covenant (as defined in the Credit Agreement) was amended to reduce the relevant threshold as of the last day of each fiscal quarter commencing on the fiscal quarter ended June 30, 2025 through and including the fiscal quarter ended December 31, 2027.

On February 28, 2025, the Company entered into the Fifth Amendment with the Lender, whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan revenue milestone was eliminated and the Commitment Termination Date (as defined in the Credit Agreement) was extended, providing continued availability to the Tranche C Loan in an aggregate amount equal to $10.0 million through December 31, 2025. In addition, on the Tranche C Loan Borrowing Date (as defined in the Credit Agreement), the Tranche C Warrants, as amended, will become vested and exercisable at an exercise price equal to $15.86, the Company's closing stock price on February 28, 2025.

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of December 31, 2025, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

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

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of December 31, 2025
2026	$6
2027	50,000
Total	$50,006

Note 9 – Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. In January 2024 the Company relocated its corporate headquarters and laboratory facilities to Louisville, Colorado. The Company also leases laboratory and office space in De Soto, Kansas, under a non-cancelable lease agreement for approximately 10,838 square feet. On July 1, 2025, the Company amended the De Soto lease agreement to extend the term from October 2026 to June 2030. The Company also holds various copier and equipment leases under non-cancelable lease agreements that expire within the next five years.

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

Under the Lease, the Company is leasing approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the balance sheets as of December 31, 2025 and 2024.

Operating lease expense for all operating leases was $2.3 million for both the years ended December 31, 2025 and 2024. As of December 31, 2025, the weighted-average remaining lease term and discount rate associated with our operating leases were 9.1 years and 11.5%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of December 31, 2025
2026	$4,165
2027	4,302
2028	4,390
2029	4,482
2030	4,453
2031 and thereafter	19,531
Total future minimum lease payments	41,323
Less amount representing interest	(15,920)
Total lease liabilities	$25,403

Note 10 – Equity

Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 200,000,000 shares of common stock with a par value of $0.001 per share. The holder of each share of common stock is entitled to one vote per share. The common shareholders are entitled to dividends whenever funds and assets are legally available and when and if declared by the Board of Directors. The Company is currently subject to restrictions on the payment of dividends (see Note 8 – Debt) and no dividends have been declared as of December 31, 2025.

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2025 and 2024, no shares of preferred stock were issued or outstanding.

At-The-Market Program

The Company maintains an at-the-market (ATM) facility that enables equity financing on an ongoing basis at the Company’s discretion. On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. The Company will pay the agent a commission rate of up to 3% of the gross sales proceeds of any shares sold and has agreed to provide the sales agents with customary indemnification, contribution and reimbursement rights. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Market, or any other existing trading market for our common stock. In connection with establishing the 2024 ATM Program, the Company terminated its prior $50.0 million ATM program established in November 2021, and no additional stock can be issued thereunder. During the year ended December 31, 2025, the Company raised approximately $7.3 million ($7.0 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 892,841 common shares at a weighted average price per share of $8.20. As of December 31, 2025, the Company had remaining available capacity for share issuances of up to $42.7 million under the 2024 ATM Program, subject to the restrictions and limitations of the facility, as well as volume limitations under applicable SEC rules and regulations that may limit the availability of the 2024 ATM Program as a source of funding, depending on current public float.

April 2024 Offering Summary

On April 9, 2024, the Company closed an underwritten offering of common stock and a concurrent private placement which are described in further detail below. Collectively, the Company raised net proceeds of approximately $51.3 million.

Underwritten Offering

On April 9, 2024, the Company closed an underwritten offering (the Offering) of 869,591 shares of its common stock (the Common Stock). The Common Stock was issued and sold pursuant to an underwriting agreement (the Underwriting Agreement), dated April 5, 2024, by and between the Company and TD Securities (USA) LLC, William Blair & Company, L.L.C., and Canaccord Genuity LLC as representatives of the underwriters (the Underwriters), at a price to the public of $23.00 per share. The Company received net proceeds of approximately $18.2 million from the Offering after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Concurrent Private Placement

On April 5, 2024, the Company entered into securities purchase agreements (the Securities Purchase Agreements) with various investors, including certain members of management, certain of its directors and funds affiliated with those directors (the Investors) for the issuance and sale by the Company of an aggregate of 38,042 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.001 per share (the Series A Preferred Stock) in an offering (the Concurrent Private Placement). The Preferred Stock was issued to the Investors pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) afforded by Section 4(a)(2) of the Securities Act. Pursuant to the terms of the Securities Purchase Agreements, the Company agreed to submit to its stockholders the approval of the (i) conversion of the Preferred Stock into shares of Common Stock in accordance with Nasdaq Stock Market Rules (the Conversion Proposal) and (ii) the issuance of Series A Preferred Stock to certain members of management, certain of its directors and funds affiliated with those directors (the Issuance Proposal) at its 2024 annual meeting of stockholders. The Securities Purchase Agreements include customary representations, warranties and covenants by the parties to the agreement.

Pursuant to the Securities Purchase Agreements, the Investors purchased the Preferred Stock at a purchase price of $920.00 per share for an aggregate purchase price of approximately $35.0 million, net of fees of approximately $1.9 million.

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

On April 8, 2024, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock with the Secretary of State of the State of Delaware (the Certificate of Designations) in connection with the Concurrent Private Placement. The Certificate of Designations provided for the issuance of up to 38,042 shares of the Series A Preferred Stock.

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

On May 21, 2024, the Company held its 2024 annual meeting of stockholders in which the Conversion Proposal and Issuance Proposal were approved by the Company's stockholders. Upon approval, each share of Series A Preferred Stock automatically converted into 40 shares of Common Stock and, on May 23, 2024, the Company issued 1,521,714 shares of Common Stock in exchange for all Series A Preferred Stock.

Warrants

During 2018, the Company issued Series G warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Series G warrants were immediately exercisable upon issuance and expire on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes option-pricing model. As a result of the Company’s IPO, the Series G warrants were automatically converted to warrants to purchase 5,166 shares of common stock with a weighted average exercise price of $89.04 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of December 31, 2025.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 8 – Debt), the Company issued the Perceptive Warrant to purchase up to 250,000 shares of the Company's common stock, including the Initial Warrants. The per share exercise price for the Initial Warrants was equal to $21.296. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of December 31, 2025.

On May 10, 2023, as consideration for the First Amendment (see Note 8 – Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 25,000 shares of the Company’s common stock (the First Amendment Warrants). The per share exercise price was equal to $32.508. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of December 31, 2025.

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 8 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche B Warrants was equal to $21.296. The Tranche B Warrants are now equity classified and immediately exercisable upon issuance and expire on December 15, 2033. The Tranche B Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 76.2%, a dividend yield of 0% and a risk-free interest rate of 3.91%. All Tranche B Warrants remain outstanding as of December 31, 2025.

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

On May 8, 2025, the Company exercised its ability to draw the Tranche C loan (see Note 8 – Debt). In connection with the Tranche C draw, the Company measured the Tranche C Warrants through May 12, 2025 (the Tranche C Borrowing Date) and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche C Warrants is equal to $8.382. The Tranche C Warrants are now equity classified and immediately exercisable upon issuance and expire on May 12, 2035. The Tranche C Warrants were valued at $0.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 72.1%, a dividend yield of 0% and a risk-free interest rate of 4.45%. All Tranche C Warrants remain outstanding as of December 31, 2025.

Note 11 – Revenue and Accounts Receivable Credit Concentration

We derive our revenue from two sources: (i) Diagnostic Tests, providing lung diagnostic testing services for healthcare providers associated with our five blood-based tests and (ii) Development Services, providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

Diagnostic Tests revenues consist of blood-based lung tests which are recognized in the amount expected to be received in exchange for diagnostic tests when the diagnostic tests are delivered. The Company conducts diagnostic tests and delivers the completed test results to the prescribing physician or patient, as applicable. The fees for diagnostic tests are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. The Company determines the transaction price related to its diagnostic test contracts by considering the nature of the payer, test type, and historical price concessions granted to groups of customers. For Diagnostic Tests revenue, the Company estimates the transaction price, which is the amount of consideration it expects to be entitled to receive in exchange for providing services based on its historical collection experience, using a portfolio approach. The Company recognizes revenues for diagnostic tests upon delivery of the tests to the physicians requesting the tests or patient, as applicable.

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

Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Diagnostic Tests	$79,197	$64,708
Development Services	9,302	6,615
Total revenues	$88,499	$71,323

Deferred Revenue

Deferred revenue consists of cash payments from customers received or to be received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the statements of operations. The Company had $0.7 million in ‘Deferred revenue’ recorded in the balance sheet as of December 31, 2024 and $4.0 million was added throughout 2025 to ‘Deferred revenue’ for up-front cash payments received while $3.7 million was recognized in 'Revenues' during the year ended December 31, 2025. The ‘Deferred revenue’ of $1.0 million recorded in the balance sheet as of December 31, 2025 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of December 31, 2025 and 2024, the Company had $0.1 million and $0.2 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

In September 2025, the Company executed a Development Services contract for which the Company received $3.0 million as a non-refundable, up-front payment during the three months ended December 31, 2025. As of December 31, 2025, approximately $0.7 million remains in ‘Deferred revenue’ in the balance sheet.

We collect reimbursement on behalf of customers covered by Medicare, which accounted for 32% and 39% of the Company’s total revenue for the years ended December 31, 2025 and 2024, respectively. No other customers were in excess of 10% of revenue for the years ended December 31, 2025 and 2024.

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	December 31, 2025	December 31, 2024
Medicare	18%	21%
Daiichi Sankyo	—	14%

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

To the extent an equity award granted under the 2020 Plan (other than any substitute award) or granted under any other equity plan maintained by us under which awards are outstanding as of the effective date of the 2020 Plan (the Prior Plans) expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares subject to such award will become available for future grant under the 2020 Plan. In addition, to the extent shares subject to an award are withheld to satisfy a participant’s tax withholding obligation upon the exercise or settlement of such award (other than any substitute award) or to pay the exercise price of a stock option granted under the 2020 Plan or a prior plan, such shares will become available for future grant under the 2020 Plan. The total number of shares available for grant under all plans as of December 31, 2025 was 98,393.

Employee Stock Purchase Plan

Effective with our IPO in October 2020, the Company’s Board of Directors and its stockholders approved the Company’s Employee Stock Purchase Plan (the ESPP). The maximum number of shares of our common stock available under the ESPP will automatically increase on the first trading day of each calendar year by an amount equal to the lesser of (i) 1% of the shares of our common stock issued and outstanding on December 31st of the immediately preceding calendar year, (ii) 16,905 shares of our common stock or (iii) an amount determined by our Board of Directors.

Subject to any plan limitations, the ESPP allows eligible employees to contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of the Company’s common stock at a discounted price per share. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of the Company’s common stock on the first or last day of the offering period, whichever is lower. No employee may participate in an offering period if the employee owns 5% or more of the total combined voting power or value of the Company’s stock. The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the years ended December 31, 2025 and 2024, 48,608 shares and 23,591 shares were issued under the ESPP, respectively. The total number of shares available for grant under the ESPP as of December 31, 2025 was 49,642.

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

Our Compensation Committee may grant other stock awards that are based on or related to shares of our common stock, such as awards of shares of common stock granted as bonus and not subject to any vesting conditions, deferred stock units, stock purchase rights, performance-based stock options and shares of our common stock issued in lieu of our obligations to pay cash under any compensatory plan or arrangement.

Bonus-To-Options Program

The Company also had a Bonus-to-Options Program (the Bonus Option Program) which was separate from previously described plans and was initially adopted by the Board of Directors in 2008, and subsequently amended and restated in 2010, 2011, 2015, and 2022. The Bonus Option Program, which is limited to participation of the Chief Executive Officer, direct reports to the Chief Executive Officer and Vice Presidents of the Company, allowed participants who so elected to convert a portion of their annual cash bonus into fully vested, non-qualified stock options to purchase shares of common stock (Bonus Options). The exercise price for the options under the Bonus Option Program equaled the closing market price of the Company's common stock on the grant date, as disclosed below under “Fair Value of Common Stock”. Beginning with fiscal year 2025, the Company terminated the Bonus Option Program to convert future annual cash bonuses to stock options. Bonus options previously granted through the Bonus Option Program will remain vested and outstanding until they are exercised, forfeited, or expire. Bonus Options issued must be exercised within a ten-year term.

The Company recorded the following activity related to the Bonus Option Program during the year ended December 31, 2025 (in thousands, excepted weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding ‑ January 1, 2025	68	$40.84	8.0	$35
Granted	36	18.42	—	—
Forfeited/canceled	—	—	—	—
Exercised	—	—	—	—
Outstanding ‑ December 31, 2025	104	$33.15	7.7	$—
Exercisable ‑ December 31, 2025	104	$33.15	7.7	$—

The Company recorded no expense during the year ended December 31, 2025 and $0.8 million during the year ended December 31, 2024, associated with the estimate of options to be delivered to eligible participants under the Bonus Option Program and which were granted in the first quarter of 2025, by the Compensation Committee of the Board of Directors. In determining the amount of share-based compensation to recognize under the Bonus Option Program, the Company estimated the bonus attainment for the year and determined the expected number of options to be delivered to eligible participants. A Black-Scholes option pricing model was used to determine the estimated fair value of the expected number of options to be delivered to eligible participants. The key elements in determining the estimated fair value included assumptions for volatility, the risk-free interest rate, expected dividends and strike price, utilizing the measurement date closing stock price until the grants are authorized.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s statements of operations was (in thousands):

	Year Ended December 31,
	2025	2024
Direct costs and expenses	$135	$82
Research and development	384	333
Sales, marketing, general and administrative	3,620	6,223
Total	$4,139	$6,638

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $3.9 million as of December 31, 2025 and is expected to be amortized to expense over the next 2.2 years.

Stock Options

Stock option activity during the year ended December 31, 2025, excluding the Bonus Option Program described above, was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2025	208	$49.74	7.7	$718
Granted	157	16.07	—	—
Forfeited/canceled	(29)	42.08	—	—
Exercised	—	—	—	—
Outstanding ‑ December 31, 2025	336	$33.58	7.8	$17
Exercisable ‑ December 31, 2025	168	$44.03	6.8	$17

The weighted average fair value of the Bonus Options and stock options to purchase common stock granted during the years ended December 31, 2025 and 2024 was $12.18 and $22.74, respectively.

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
•
Expected Dividend Yield: The Company is currently subject to restrictions on the payment of dividends (see Note 8 – Debt) and no dividends have been declared as of December 31, 2025 and 2024. The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

The fair value of each option grant was estimated on the grant date with the following weighted average assumptions for the years indicated:

	Year Ended December 31,
	2025	2024
Expected term (in years)	5.59	5.85
Expected volatility	88.6%	78.1%
Risk‑free rate	4.41%	3.86%
Expected dividend yield	—%	—%

Restricted Stock Units

Restricted stock unit activity during the year ended December 31, 2025 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2025	188	$36.84
Granted	63	13.60
Forfeited/canceled	(1)	44.65
Released	(37)	38.10
Outstanding ‑ December 31, 2025	213	$29.74

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

Basic and diluted loss per share as of the dates indicated were (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Numerator
Net loss attributable to common stockholders	$(35,265)	$(42,931)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	7,551	6,470
Net loss per share, basic and diluted	$(4.67)	$(6.64)

The potentially dilutive securities as of December 31, 2025 and 2024 primarily represent the shares subject to future issuance under stock options awards, warrants, RSUs, and shares subject to purchase under our ESPP, the terms of which are described in further detail in Note 12 – Share Based Compensation. The potentially dilutive securities would be subject to the treasury stock method when dilutive.

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024
Options to purchase common stock	440	276
Shares committed under ESPP	18	5
Warrants	280	230
Restricted stock units	213	188
Total	951	699

Note 14 - Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no current provision for income taxes has been recorded. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred income tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred Tax Assets:
Net operating loss carryforwards	$85,688	$78,372
Research and development tax credits	570	192
Interest expense limitation	8,720	7,107
Capitalized research costs	2,574	5,055
Share-based compensation	2,435	2,294
Lease liability	6,888	6,601
Accruals and reserves	1,849	1,305
Total	108,724	100,926
Valuation allowance	(106,525)	(98,993)
Total deferred tax assets after valuation allowance	2,199	1,933

Deferred Tax Liabilities:
Property and equipment	(194)	(66)
Right-of-use asset	(1,527)	(977)
Intangible assets	(478)	(890)
Total deferred tax liabilities	(2,199)	(1,933)
Net deferred tax assets and liabilities	$—	$—

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

As of December 31, 2025, the Company maintains a full valuation allowance against its net deferred tax assets and liabilities. Accordingly, the enactment of the OBBBA did not have a material impact to the Company.

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized. Accordingly, for the years ended December 31, 2025 and 2024, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the year ended December 31, 2025 and 2024, was an increase of $7.5 million and $6.0 million, respectively.

As of December 31, 2025, the Company had net operating loss carryforwards for federal income tax purposes of approximately $358.9 million which will begin to expire in 2026, with $182.0 million lasting indefinitely. As of December 31, 2025, the Company had net operating loss carryforwards for state income tax purposes of approximately $199.4 million, which began to expire on December 31, 2025. The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (IRC Section 382). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions.

As of December 31, 2025, the Company had federal and state research credit carryforwards of approximately $0.7 million and zero, respectively. The federal research credit carryforwards will begin to expire in 2027.

During 2025, the Company determined that it has uncertain tax positions related to its U.S. research and development credits. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2025 and 2024, there was no accrued interest and penalties related to uncertain tax positions. As of December 31, 2025, no unrecognized tax benefits, if recognized, would have an impact on the Company's effective tax rate. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months. A reconciliation of beginning and ending balances for unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at January 1	$48	$1,037
Additions for tax positions related to the current year	95	48
Additions for tax positions related to prior years	—	—
Reductions for tax positions related to prior years	—	(1,037)
Reductions related to settlements	—	—
Reductions related to a lapse of statute	—	—
Balance at December 31	$143	$48

The Company monitors proposed and issued tax law, regulations, and cases to determine the potential impact of uncertain income tax positions. As of December 31, 2025, the Company had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

Income tax expense differed from the amount computed by applying the federal statutory income tax rate of 21% to pretax income after the adoption of ASU 2023-09 for the years ended December 31, 2025 and 2024 as a result of the following (in thousands, except percentages):

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Federal statutory income tax rate	$(7,406)	21.0%	$(9,015)	21.0%
State income taxes, net of federal benefit	(1,505)	4.3	(1,568)	3.7
Tax credits
Research and developments credits	(473)	1.3	(240)	0.6
Change in unrecognized tax benefits	95	(0.3)	48	(0.1)
Valuation allowance	7,532	(21.4)	5,970	(13.9)
Nondeductible items
Changes in ownership limitation	—	—	4,149	(9.7)
Meals & entertainment	677	(1.9)	589	(1.4)
Share-based compensation	815	(2.3)	657	(1.5)
Other	154	(0.4)	64	(0.1)
Other items	111	(0.3)	(654)	1.4
Total	$—	—%	$—	—%

The Company files income tax returns in the U.S. federal and various state jurisdictions with varying statutes of limitations. In both 2025 and 2024, state and local income taxes in California, Florida, Illinois, New Jersey, and New York comprise the majority of the ‘State and local income taxes, net of federal benefit’ category, although no income taxes were paid to any jurisdiction. The Company’s federal and state returns for all years will remain open to examination by federal and state tax authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards.

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

Substantially all of the Company’s revenue and all long-lived assets were derived or are located in the United States for the years ended December 31, 2025 and 2024. The measure of segment assets is reported on the balance sheet as total assets.

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

The CODM regularly reviews the following significant expenses and other segment items. A summary of the significant expenses and other segment items reported in the Company’s statements of operations as of the dates indicated is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Revenues	$88,499	$71,323
Less:
Direct costs and expenses (less employee related expenses and depreciation and amortization)	12,072	11,476
Employee related expenses (less share-based compensation expenses)	66,824	55,606
Contracted services expenses	7,012	6,616
Sales and marketing education and event expenses	7,562	7,574
Occupancy and equipment service expenses	4,077	4,055
Clinical trials and associated costs	1,730	1,180
Depreciation and amortization expense	5,670	5,773
Share-based compensation expenses	4,139	6,638
Interest expense	7,716	8,258
Change in fair value of warrant liability, net	280	—
Other segment items (1)	6,682	7,078
Net loss	$(35,265)	$(42,931)
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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021 AVEO also announced plans to initiate a registrational Phase 3 clinical trial for ficlatuzumab. On January 19, 2023, LG Chem, Ltd. (LG Chem) announced the acquisition of AVEO which would become the US foundation for LG Chem Life Sciences' Oncology Division. In January 2024, LG Chem announced the initiation of the Phase 3 clinical trial for ficlatuzumab and, if approved by the FDA, LG Chem plans to launch the ficlatuzumab product in the global market, including the United States, by 2028. There were no royalties received related to this agreement for the years ended December 31, 2025 and 2024.

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

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License for each of the years ended December 31, 2025 and 2024 was $0.4 million and $0.3 million, respectively.

On October 31, 2019, we completed an acquisition of Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") including its COLA/CLIA lab in De Soto, Kansas and its pulmonary nodule malignancy test, then marketed in the United States as the EarlyCDT Lung® test. We renamed and relaunched the test on February 28, 2020 as the Nodify CDT test. As part of the acquisition of the assets of Oncimmune, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to the Nodify CDT test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter. Royalty expenses were $1.7 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

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

Note 17 – Subsequent Events

At-the-Market Sales

Subsequent to December 31, 2025, the Company raised an additional $14.7 million ($14.4 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 1,615,003 common shares at a weighted average price per share of $9.12.

Perceptive Term Loan Facility Extension

On February 25, 2026 (the Sixth Amendment Effective Date), the Company entered into the Sixth Amendment to the Credit Agreement (the Sixth Amendment) with Perceptive, whereby subject to the terms and conditions of the Sixth Amendment, the Perceptive Term Loan Facility Maturity Date was extended to November 21, 2028 (the Extended Maturity Date). Consistent with the existing financial covenants, the Company must continue to, at all times prior to the Extended Maturity Date, (i) maintain a minimum cash balance of $2.5 million and (ii) meet certain minimum net revenue threshold amounts agreed to between the Company and Perceptive through and including the fiscal quarter ended December 31, 2028. The Perceptive Term Loan Facility continues to provide for an interest-only period through the Extended Maturity Date at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%.

As consideration for the Sixth Amendment, the Company agreed to issue to Perceptive a warrant to purchase up to 100,000 shares of the Company’s common stock, which were immediately vested and exercisable at a per share exercise price equal to $12.93, the Company’s closing stock price on the Sixth Amendment Effective Date.