Form 10-Q
period 2026-03-31
BIODESIX INC
filed 2026-05-04
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 29, 2026, the Registrant had 10,108,580 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on February 26, 2026. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, results of operations, business strategy and plans, and objectives of management for future operations, as well as statements regarding industry trends, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors, and assumptions described under the section titled “Risk Factors” in this Report and in the section entitled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, regarding, among other things:

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
•
third-party suppliers, including courier services and single source suppliers, which make us vulnerable to supply problems and price fluctuations;
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

In addition, statements that “we believe” and other similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$25,572	$18,987
Accounts receivable, net of allowance for credit losses of $71 and $62	9,500	9,036
Other current assets	5,840	4,495
Total current assets	40,912	32,518
Non‑current assets
Property and equipment, net	24,192	24,817
Intangible assets, net	3,451	3,883
Operating lease right-of-use assets	3,188	2,997
Goodwill	15,031	15,031
Other long-term assets	7,863	8,230
Total non‑current assets	53,725	54,958
Total assets	$94,637	$87,476

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$3,651	$3,080
Accrued liabilities	8,234	11,033
Deferred revenue	223	961
Current portion of operating lease liabilities	1,452	1,364
Current portion of notes payable	2	6
Other current liabilities	927	992
Total current liabilities	14,489	17,436
Non‑current liabilities
Long‑term notes payable, net of current portion	46,487	47,445
Long-term operating lease liabilities	23,669	24,039
Other long-term liabilities	860	1,021
Total non‑current liabilities	71,016	72,505
Total liabilities	85,505	89,941
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2026 and 2025) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 10,107,219 (2026) and 8,253,053 (2025) shares issued and outstanding(a)	10	8
Additional paid‑in capital(a)	514,677	495,289
Accumulated deficit	(505,555)	(497,762)
Total stockholders’ equity (deficit)	9,132	(2,465)
Total liabilities and stockholders’ equity (deficit)	$94,637	$87,476

(a) All share information, Common stock balances, and Additional paid-in capital balances have been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025.

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$25,555	$17,958
Operating expenses:
Direct costs and expenses	4,205	3,703
Research and development	3,285	2,870
Sales, marketing, general and administrative	24,261	20,448
Impairment loss on intangible assets	5	73
Total operating expenses	31,756	27,094
Loss from operations	(6,201)	(9,136)
Other (expense) income:
Interest expense	(1,977)	(1,685)
Change in fair value of warrant liability, net	—	(378)
Other income, net	385	98
Total other expense	(1,592)	(1,965)

Net loss	$(7,793)	$(11,101)
Net loss per share, basic and diluted(a)	$(0.81)	$(1.52)
Weighted-average shares outstanding, basic and diluted(a)	9,656	7,300

(a) All share and per share information have been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025.

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' Equity (Deficit)

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance ‑ December 31, 2025	8,253	$8	$495,289	$(497,762)	$(2,465)
Issuance of common stock, net	1,771	2	16,667	—	16,669
Issuance of common stock under employee stock purchase plan	48	—	354	—	354
Exercise of stock options	—	—	1	—	1
Release of restricted stock units	35	—	—	—	—
Issuance of Sixth Amendment Warrants	—	—	1,251	—	1,251
Share‑based compensation	—	—	1,115	—	1,115
Net loss	—	—	—	(7,793)	(7,793)
Balance ‑ March 31, 2026	10,107	$10	$514,677	$(505,555)	$9,132

	Common Stock(a)		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital(a)	Deficit	Equity
Balance ‑ December 31, 2024	7,275	$7	$483,366	$(462,497)	$20,876
Issuance of common stock under employee stock purchase plan	23	—	313	—	313
Release of restricted stock units	24	—	—	—	—
Share‑based compensation	—	—	972	—	972
Net loss	—	—	—	(11,101)	(11,101)
Balance ‑ March 31, 2025	7,322	$7	$484,651	$(473,598)	$11,060

(a) All Common stock share and related dollar information as well as Additional paid-in capital have been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025.

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(7,793)	$(11,101)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	1,396	1,440
Reduction (accretion) of lease right-of-use assets	19	(35)
Share‑based compensation expense	1,115	972
Change in fair value of warrant liability, net	—	378
Provision for credit losses	24	101
Accrued interest, amortization of debt issuance costs and other	332	309
Inventory excess and obsolescence	20	—
Impairment loss on intangible assets	5	73
Changes in operating assets and liabilities:
Accounts receivable	(488)	904
Other current assets	(1,366)	215
Other long-term assets	19	15
Accounts payable and other accrued liabilities	(2,344)	(1,938)
Deferred revenue	(766)	83
Current and long-term operating lease liabilities	(341)	(18)
Net cash, cash equivalents, and restricted cash used in operating activities	(10,168)	(8,602)

Cash flows from investing activities
Purchase of property and equipment	(81)	(74)
Patent costs and intangible asset acquisition, net	(63)	(63)
Net cash, cash equivalents, and restricted cash used in investing activities	(144)	(137)

Cash flows from financing activities
Proceeds from the issuance of common stock	17,214	—
Proceeds from issuance of common stock under employee stock purchase plan	354	313
Proceeds from exercise of stock options	1	—
Repayment of term loan and notes payable	(5)	(7)
Payment of debt issuance costs	(28)	(11)
Equity financing costs	(481)	—
Other	(158)	(198)
Net cash, cash equivalents, and restricted cash provided by financing activities	16,897	97
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,585	(8,642)
Cash, cash equivalents, and restricted cash ‑ beginning of period	19,075	26,332
Cash, cash equivalents, and restricted cash ‑ end of period	$25,660	$17,690

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Three Months Ended March 31,
	2026	2025
Debt issuance costs included in accounts payable and other accrued liabilities	$—	$8
Equity financing costs included in accounts payable and other accrued liabilities	64	—
Operating lease right-of-use asset obtained in exchange for lease liabilities	59	45
Finance lease right-of-use assets obtained in exchange for lease liabilities	—	172
Cash paid for interest	1,623	1,379
Issuance of Sixth Amendment Warrants	1,251	—

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company”, “Biodesix”, “we” “us” and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado, and the Company performs its diagnostic tests and services in its laboratory facilities which are located in Louisville, Colorado and De Soto, Kansas. The Company conducts all of its operations within a single legal entity. Biodesix is a leading diagnostic solutions company, driven to improve clinical care and outcomes for patients. The Company develops diagnostic tests using a multi-omic approach to harness the strengths of different technologies that are best suited to address important clinical questions. We derive our revenue from two sources: (i) Biodesix Diagnostic Tests (Diagnostic Tests), providing lung diagnostic testing services for healthcare providers with five on-market blood-based tests and (ii) Biodesix Development Services (Development Services) providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

Note 2 – Summary of Significant Accounting Policies and Other Information

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information and reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted. The condensed balance sheet as of March 31, 2026 was derived from the audited financial statements. Certain information and footnote disclosures for prior periods have been included and reclassified to conform to the current period presentation.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

In addition, there is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes. Current or future tariffs imposed by the U.S. may negatively impact our business. The extent to which these threats will be enacted and the duration for which enacted tariffs will be in place remain uncertain and could negatively affect our results of operations. The Company is currently evaluating its vendor relationships and assessing the overall impact of these trade policies; however, we do not expect a material impact to the financial statements.

For a discussion of credit risk concentration of accounts receivable as of March 31, 2026 and December 31, 2025, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. For both periods ended March 31, 2026 and December 31, 2025, the Company had $0.1 million restricted cash which was included in ‘Other current assets’ in the accompanying condensed balance sheets.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of assembly and testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the condensed balance sheets and was $1.5 million and $1.3 million as of March 31, 2026 and December 31, 2025, respectively. The Company recorded an insignificant reserve for excess inventory as of March 31, 2026 and December 31, 2025, respectively. During both the three months ended March 31, 2026 and 2025, the Company recorded an insignificant amount to the condensed statements of operations for excess and obsolete inventory.

Leases

The Company has a $5.0 million cash refundable deposit to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC and subsequently assigned to CVP I Owner LLC (see Note 7 – Leases). As of March 31, 2026 and December 31, 2025, the $5.0 million refundable deposit is reported within 'Other long-term assets' in the condensed balance sheets.

The Company holds and acts as a lessee under various finance lease agreements for laboratory equipment in Colorado and Kansas. As of March 31, 2026 and December 31, 2025, the Company had $2.7 million and $3.0 million recorded as net finance lease ROU assets within 'Other long-term assets' in the balance sheets.

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

Retirement Plan

The Company has a defined contribution retirement plan in which all employees are eligible to participate. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees may elect to have a percentage of their compensation contributed

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

to the plan, subject to certain guidelines issued by the Internal Revenue Service. Beginning in 2025, the Company began making discretionary employer matching contributions. During the three months ended March 31, 2026 and 2025, the Company's total contributions to the plan were $0.4 million and $0.3 million, respectively.

Note 3 - Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. This guidance became effective for the Company and, therefore, we adopted ASU 2023-09 for the annual period beginning on January 1, 2025. We applied the new disclosure requirements retrospectively to the prior periods.

On July 2025, the FASB issued ASU 2025‑05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient for entities estimating expected credit losses on current trade receivables and contract assets arising from revenue transactions accounted for under Topic 606. The practical expedient allows entities to assume that current economic conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. Therefore, an entity will not need to develop reasonable and supportable forecasts of future economic conditions. The practical expedient applies only to current accounts receivable and current contract assets. Entities electing to apply the practical expedient must do so consistently across all current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company adopted this guidance, effective for the annual period beginning January 1, 2026, including interim periods. This guidance is required to be applied prospectively. The Company evaluated the available elections under the new standard and determined the adoption of ASU 2025‑05 does not have a material impact on our financial statements.

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

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the condensed balance sheets, which may differ from their respective fair values. The fair value of borrowings as of March 31, 2026 and December 31, 2025 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The carrying value of outstanding borrowings approximates the fair value as of March 31, 2026 and December 31, 2025.

The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$46,489	$46,670	$47,451	$47,532

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The financial liabilities that are measured and recorded at estimated fair value on a recurring basis consist of contingent value rights granted to certain holders of our previously converted Series F Preferred Stock, which were accounted for as liabilities and remeasured through our condensed statements of operations and, prior to 2026, the warrant liabilities granted as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt). The fair values of these financial liabilities are classified as Level 3 in the fair value hierarchy, however, as of March 31, 2026 and December 31, 2025, there are no liability balances associated with contingent value rights or warrant liabilities.

The following table presents the changes in warrant liabilities for the three months ended March 31, 2025 (in thousands):

Level 3 Rollforward	Warrant Liabilities
Balance - January 1, 2025	$—
Changes in fair value, net	378
Balance - March 31, 2025	$378

Warrant Liabilities

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt), the Company issued Perceptive a warrant to purchase up to 250,000 shares of the Company's common stock (the Perceptive Warrant), including the Initial Warrants (as defined in Note 8 – Equity below) and Tranche B and C Warrants. The Initial Warrants are equity classified (see Note 8 – Equity) while the Tranche B and C Warrants were initially classified as liabilities and recognized at fair value. On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 6 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital (see Note 8 – Equity).

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

On May 8, 2025, the Company exercised its ability to draw the Tranche C loan under the Perceptive Term Loan Facility for $10.0 million (the Tranche C Loan) pursuant to the Credit Agreement. As consideration for drawing the Tranche C Loan, the Company agreed to modify the previously agreed upon per share exercise price of $15.86 for the Tranche C Warrants to a new per share exercise price of $8.382, which was equal to the 10-day volume weighted average price (VWAP) of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. In connection with the Tranche C draw, the Company remeasured the Tranche C Warrants through the Tranche C Borrowing Date and recorded the change in fair value through the statement of operations and, subsequently, reclassified the fair value to additional paid-in capital (see Note 8 – Equity).

During the three months ended March 31, 2026, the Company recorded no change in fair value through the condensed statements of operations. During the three months ended March 31, 2025, the Company recorded $0.4 million as a change in fair value through the condensed statement of operations due to changes in unobservable inputs. This is a result of changes in the probability of our ability to draw on the Tranche C Loan.

Contingent Value Rights

In January 2016, the Company issued shares of Series F Preferred Stock (the Series F Offering) that were subsequently converted into common stock in connection with the Company's initial public offering in October 2020. In connection with the Series F Offering, investors who purchased more than their pro-rata amount in the financing received a calculated number of contingent value rights (CVRs). One CVR represents 0.00375% of the Company’s interest in the drug ficlatuzumab, which began a Phase 3 clinical trial in January 2024 (see Note 14 – Commitments and Contingencies below). In January 2016, the Company issued 3,999 CVRs, or 15% interest in the drug ficlatuzumab, originally valued at $0.5 million. The initial estimated value of the CVRs were recorded as a liability and as a reduction to the Series F proceeds. Subsequent to recoupment of our initial co-development costs, upon receipt of a milestone, royalty, or any other type of payment from the Company’s ownership rights in the drug, the Company is required to make a cash payment

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

to the CVR holders equal to 15% of net proceeds, as defined. During the three months ended March 31, 2026 and 2025, the Company recorded no change in fair value due to the remote probability of receiving net proceeds in excess of our initial co-development costs.

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Lab equipment	$6,663	$6,423
Leasehold improvements	28,298	28,265
Computer equipment	1,074	1,075
Furniture and fixtures	1,122	1,122
Software	324	325
Vehicles	97	96
Construction in process	22	27
	37,600	37,333
Less accumulated depreciation	(13,408)	(12,516)
Total property and equipment, net	$24,192	$24,817

Depreciation expense was $0.9 million for both the three months ended March 31, 2026 and 2025, respectively.

Intangible assets, excluding goodwill, consist of the following (in thousands):

	March 31, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,835	$(851)	$984	$1,953	$(1,003)	$950
Purchased technology	16,900	(14,553)	2,347	16,900	(14,084)	2,816
Intangible assets not subject to amortization
Trademarks	120	—	120	117	—	117
Total	$18,855	$(15,404)	$3,451	$18,970	$(15,087)	$3,883

Amortization expense related to definite-lived intangible assets was $0.5 million for both the three months ended March 31, 2026 and 2025, respectively.

Future estimated amortization expense of intangible assets is (in thousands):

As of March 31, 2026
Remainder of 2026	1,509
2027	1,052
2028	106
2029	105
2030	104
2031 and thereafter	455
Total	$3,331

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Accrued liabilities consist of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Compensation related accruals	$5,536	$7,834
Accrued clinical trial expenses	805	767
Other expenses	1,893	2,432
Total accrued liabilities	$8,234	$11,033

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Perceptive Term Loan Facility	$50,000	$50,000
Other	2	6
Unamortized debt discount and debt issuance costs	(3,513)	(2,555)
	46,489	47,451
Less: current maturities	2	6
Long-term notes payable	$46,487	$47,445

Perceptive Term Loan Facility

On November 16, 2022 (the Closing Date), the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP as lender and administrative agent (the Lender). The Credit Agreement provides for a senior secured delayed draw term loan facility with Perceptive Advisors LLC (Perceptive) (the Perceptive Term Loan Facility). The Tranche A Loan, in an aggregate amount of up to $30.0 million (the Tranche A Loan), was funded under the Perceptive Term Loan Facility on November 21, 2022 (the Funding Date). The Company's net proceeds from the Tranche A Loan were approximately $27.9 million, after deducting debt issuance costs and expenses. In addition to the Tranche A Loan, the Perceptive Term Loan Facility included an additional Tranche B Loan, in an aggregate amount of up to $10.0 million, and an additional Tranche C Loan, in an aggregate amount of up to $10.0 million, which were accessible by the Company so long as the Company satisfied certain customary conditions precedent, including revenue milestones. On December 15, 2023, the Company exercised its ability to draw the Tranche B loan for $10.0 million. The Tranche C loan had a prior commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. On February 28, 2025, the Company entered into the Fifth Amendment to the Credit Agreement, whereby subject to the terms and conditions, the Tranche C Loan Commitment Termination Date was extended, providing continued availability to the Tranche C Loan through December 31, 2025 (see below). On May 8, 2025, the Company exercised its ability to draw the Tranche C loan for $10.0 million. The Perceptive Term Loan Facility had an original maturity date of November 21, 2027, and on February 25, 2026 (the Sixth Amendment Effective Date), the Company entered into the Sixth Amendment to the Credit Agreement (the Sixth Amendment) with the Lender, whereby subject to the terms and conditions of the Sixth Amendment, the Perceptive Term Loan Facility Maturity Date was extended to November 21, 2028 (the Extended Maturity Date). The Perceptive Term Loan Facility continues to provide an interest-only period through the Extended Maturity Date.

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of March 31, 2026, the stated interest rate was approximately 12.67%.

Amortization and Prepayment

On the Extended Maturity Date, the Company is required to pay the Lender the aggregate outstanding principal amount underlying the Perceptive Term Loan Facility and any accrued and unpaid interest thereon. Prior to the Extended Maturity Date, there will be no scheduled principal payments under the Perceptive Term Loan Facility. The Perceptive Term Loan Facility may be prepaid at any time, subject to a prepayment premium equal to 2% to 10% of the aggregate outstanding principal amount being prepaid, depending on the date of prepayment.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Security Instruments and Warrants

Pursuant to a Security Agreement, dated as of the Funding Date (the Security Agreement), between the Company and the Lender, substantially all of the Company’s obligations under the Credit Agreement are secured by a first lien perfected security interest on all of the Company’s assets, subject to customary exceptions.

As consideration for the Credit Agreement, on the Funding Date, the Company issued the Perceptive Warrant to purchase up to 250,000 shares of the Company's common stock, including the Initial Warrants which are equity classified at a per share exercise price which was equal to $21.296, the 10-day VWAP of the Company’s common stock, on the business day immediately prior to the Closing Date of the Tranche A Loan. In connection with the Tranche B borrowing, additional warrants became exercisable into 50,000 shares of common stock which had a per share exercise price equal to $21.296, which was equal to the Initial Warrant exercise price (the Tranche B Warrants).

In addition to the Initial Warrants and Tranche B Warrants, additional warrants became exercisable into 50,000 shares of common stock concurrently with the borrowing date of the Tranche C Loan (the Tranche C Warrants). The Company initially accounted for the Tranche C Warrants as liabilities as the Tranche C Warrants did not meet the criteria for equity treatment (see Note 4 – Fair Value). As consideration for drawing the Tranche C Loan in May 2025, the Company agreed to modify the previously agreed upon per share exercise price of $21.296 for the Perceptive Warrant and per share exercise price of $32.508 for the First Amendment Warrants, to purchase up to 275,000 shares of the Company's common stock, at a new per share exercise price of $8.382, which is equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. The modification of the per share exercise price resulted in an increase in the fair value of the Tranche A Warrants, Tranche B Warrants, and First Amendment Warrants of $0.2 million, which was recorded as a debt issuance cost and increase to Additional Paid-In Capital.

As consideration for the Sixth Amendment, the Company agreed to issue to Perceptive a warrant to purchase up to 100,000 shares of the Company’s common stock (the Sixth Amendment Warrants), which are equity classified and immediately vested and exercisable, at a per share exercise price equal to $12.93, the Company’s closing stock price on the Sixth Amendment Effective Date (see Note 8 – Equity).

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

In connection with the Sixth Amendment and consistent with the existing financial covenants, the Company must continue to, at all times prior to the Extended Maturity Date, (i) maintain a minimum cash balance of $2.5 million and (ii) meet certain minimum net revenue threshold amounts agreed to between the Company and Perceptive through and including the fiscal quarter ended December 31, 2028.

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of March 31, 2026, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

On the Closing Date, the Initial Warrants and Tranche B and C Warrants were valued at $2.9 million and $0.1 million, respectively, using the Black-Scholes option-pricing model, estimated settlement probabilities and estimated exercise prices. As a result of the fees paid to Perceptive and the value of the Perceptive Warrant, the Company recognized a discount on the Perceptive Term Loan in the

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

amount of $5.2 million. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model which was recognized as a discount on the Perceptive Term Loan Facility. The Sixth Amendment Warrants were valued at $1.3 million using the Black-Scholes option-pricing model which was recognized as a discount on the Perceptive Term Loan Facility. The Company recorded the debt discount as a reduction to the principal amount of the debt and is amortized as interest expense over the remaining term of the debt.

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of March 31, 2026
Remainder of 2026	$2
2027	—
2028	50,000
Total	$50,002

Note 7 – Leases

Operating Leases

The Company acts as a lessee under all its lease agreements. The Company leases its corporate headquarters and laboratory facilities in Louisville, Colorado and additional laboratory and office space in De Soto, Kansas, both of which are under non-cancelable lease agreements. On July 1, 2025, the Company amended the De Soto lease agreement to extend the term from October 2026 to June 2030. The Company also holds various copier and equipment leases under non-cancelable lease agreements that expire within the next five years.

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

Under the Lease, the Company is leasing approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. The $5.0 million refundable deposit is included within 'Other long-term assets' in the condensed balance sheet as of March 31, 2026.

Operating lease expense for all operating leases was $0.6 million for both the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the weighted-average remaining lease term and discount rate associated with our operating leases were 8.8 years and 11.5%, respectively.

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of March 31, 2026
Remainder of 2026	$3,154
2027	4,310
2028	4,399
2029	4,484
2030	4,453
2031 and thereafter	19,531
Total future minimum lease payments	40,331
Less amount representing interest	(15,210)
Total lease liabilities	$25,121

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 8 – Equity

At-The-Market Program

The Company maintains an at-the-market (ATM) facility that enables equity financing on an ongoing basis at the Company’s discretion. On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. During the three months ended March 31, 2026, the Company raised approximately $17.2 million ($16.7 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 1,771,103 common shares at a weighted average price per share of $9.72. The Company had remaining available capacity for share issuances of up to $25.5 million under the 2024 ATM Program as of March 31, 2026.

Warrants

During 2018, the Company issued Series G warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Series G warrants were immediately exercisable upon issuance and expire on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes option-pricing model. As a result of the Company’s IPO, the Series G warrants were automatically converted to warrants to purchase 5,166 shares of common stock with a weighted average exercise price of $89.04 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of March 31, 2026.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt), the Company issued the Perceptive Warrant to purchase up to 250,000 shares of the Company's common stock, including the Initial Warrants. The per share exercise price for the Initial Warrants was equal to $21.296. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of March 31, 2026.

On May 10, 2023, as consideration for the first amendment to the Credit Agreement, the Company agreed to issue to Perceptive a warrant to purchase up to 25,000 shares of the Company’s common stock (the First Amendment Warrants). The per share exercise price was equal to $32.508. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of March 31, 2026.

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 6 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche B Warrants was equal to $21.296. The Tranche B Warrants are now equity classified and immediately exercisable upon issuance and expire on December 15, 2033. The Tranche B Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 76.2%, a dividend yield of 0% and a risk-free interest rate of 3.91%. All Tranche B Warrants remain outstanding as of March 31, 2026.

As consideration for drawing the Tranche C Loan, the Company agreed to modify the previously agreed upon per share exercise price of $21.296 for the Perceptive Warrant and per share exercise price of $32.508 for the First Amendment Warrants, to purchase up to 275,000 shares of the Company's common stock, at a new per share exercise of $8.382, which is equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. The modification of the per share exercise price resulted in an increase in the fair value of the Tranche A Warrants, Tranche B Warrants, and First Amendment Warrants of $0.2 million, which was recorded as a debt issuance cost and increase to Additional Paid-In Capital.

On May 8, 2025, the Company exercised its ability to draw the Tranche C loan (see Note 6 – Debt). In connection with the Tranche C draw, the Company measured the Tranche C Warrants through May 12, 2025 (the Tranche C Borrowing Date) and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche C Warrants is equal to $8.382. The Tranche C Warrants are now equity classified and immediately

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

exercisable upon issuance and expire on May 12, 2035. The Tranche C Warrants were valued at $0.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 72.1%, a dividend yield of 0% and a risk-free interest rate of 4.45%. All Tranche C Warrants remain outstanding as of March 31, 2026.

On February 25, 2026, as consideration for the Sixth Amendment (see Note 6 – Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 100,000 shares of the Company’s common stock (the Sixth Amendment Warrants). The per share exercise price was equal to $12.93. The Sixth Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on February 25, 2036. The Sixth Amendment Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 129.8%, a dividend yield of 0% and a risk-free interest rate of 4.01%. All Sixth Amendment Warrants remain outstanding as of March 31, 2026.

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

Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Diagnostic Tests	$22,291	$16,316
Development Services	3,264	1,642
Total revenues	$25,555	$17,958

Deferred Revenue

Deferred revenue consists of cash payments from customers received or to be received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed statements of operations. The Company had $1.0 million in ‘Deferred revenue’ recorded in the condensed balance sheet as of December 31, 2025, and $0.1 million was added throughout 2026 to ‘Deferred revenue’ for up-front cash payments while $0.9 million was recognized in revenues during the three months ended March 31, 2026. The ‘Deferred revenue’ of $0.2 million recorded in the condensed balance sheet as of March 31, 2026 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of March 31, 2026 and December 31, 2025, the Company had $0.1 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the condensed balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

We collect reimbursement on behalf of customers covered by Medicare, which accounted for 32% of the Company’s total revenue for the three months ended March 31, 2026 compared to 36% for the three months ended March 31, 2025. No other customers were in excess of 10% of revenue for the three months ended March 31, 2026 and 2025.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	March 31, 2026	December 31, 2025
Medicare	23%	18%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of March 31, 2026, 92,864 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s condensed statements of operations was (in thousands):

	Three Months Ended March 31,
	2026	2025
Direct costs and expenses	$40	$43
Research and development	89	70
Sales, marketing, general and administrative	986	859
Total	$1,115	$972

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $4.7 million as of March 31, 2026, and is expected to be amortized to expense over the next 2.4 years.

Stock Options

Stock option activity during the three months ended March 31, 2026 was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2026	440	$33.48	7.8	$17
Granted	301	7.66	—	—
Forfeited/canceled	(4)	24.14	—	—
Exercised	—	16.62	—	—
Outstanding ‑ March 31, 2026	737	$22.99	8.5	$2,298
Exercisable ‑ March 31, 2026	305	$37.12	7.2	$311

The weighted average fair value of the stock options to purchase common stock granted during the three months ended March 31, 2026 and 2025 was $6.10 and $13.15, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Restricted Stock Unit Activity

Restricted stock unit activity during the three months ended March 31, 2026 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2026	213	$29.74
Granted	39	6.46
Forfeited/canceled	—	—
Released	(35)	32.93
Outstanding ‑ March 31, 2026	217	$25.07

Employee Stock Purchase Plan

The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the three months ended March 31, 2026 and 2025, 48,083 shares and 23,244 shares were issued under the ESPP, respectively. The total number of shares available for grant under the ESPP as of March 31, 2026 was 84,090.

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

Basic and diluted loss per share as of the dates indicated below were (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss attributable to common stockholders	$(7,793)	$(11,101)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	9,656	7,300
Net loss per share, basic and diluted	$(0.81)	$(1.52)

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	737	430
Shares committed under ESPP	2	2
Warrants	380	280
Restricted stock units	217	204
Total	1,336	916

Note 12 – Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three months ended March 31, 2026 and 2025.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

Substantially all the Company’s revenue and all long-lived assets were derived or are located in the United States for the three months ended March 31, 2026 and 2025. The measure of segment assets is reported on the balance sheet as total assets.

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

The CODM regularly reviews the following significant expenses and other segment items. A summary of the significant expenses and other segment items reported in the Company’s statements of operations as of the dates indicated is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$25,555	$17,958
Less:
Direct costs and expenses (less employee related expenses and depreciation and amortization)	2,712	2,522
Employee related expenses (less share-based compensation expenses)	19,209	14,804
Contracted services expenses	1,689	2,322
Sales and marketing education and event expenses	2,211	1,869
Occupancy and equipment service expenses	996	1,004
Clinical trials and associated costs	638	502
Depreciation and amortization expense	1,396	1,440
Share-based compensation expenses	1,115	972
Interest expense	1,977	1,685
Change in fair value of warrant liability, net	—	378
Other segment items (1)	1,405	1,561
Net loss	$(7,793)	$(11,101)
(1)
Other segment items in segment net loss primarily include software and IT related expenses, administrative and professional development expenses, risk management and insurance expenses, other non-cash expenses, and allocated overhead expenses.

Note 14 – Commitments and Contingencies

Co-Development Agreement

In April 2014 and amended in October 2016, the Company entered into a worldwide agreement with AVEO to develop and commercialize AVEO's hepatocyte growth factor inhibitory antibody ficlatuzumab with the Company's proprietary companion diagnostic test, BDX004, a version of the Company’s serum protein test that is commercially available to help physicians guide treatment decisions for patients with advanced non-small cell lung cancer (NSCLC). Under the terms of the agreement, AVEO conducted a proof of concept (POC) clinical study of ficlatuzumab for NSCLC in which BDX004 was used to select clinical trial subjects (the NSCLC POC Trial). Under the agreement, the Company and AVEO shared equally in the costs of the NSCLC POC Trial, and each was responsible for 50% of development and regulatory costs associated with all future clinical trials agreed upon by the Company and AVEO.

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). Following the AVEO Effective Date, the Company is entitled

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021, AVEO also announced plans to initiate a registrational Phase 3 clinical trial for ficlatuzumab. On January 19, 2023, LG Chem, Ltd. (LG Chem) announced the acquisition of AVEO which would become the US foundation for LG Chem Life Sciences' Oncology Division. In January 2024, LG Chem announced the initiation of the Phase 3 clinical trial for ficlatuzumab and, if approved by the FDA, LG Chem plans to launch the ficlatuzumab product in the global market, including the United States, by 2028. There were no royalties received related to this agreement for the three months ended March 31, 2026 and 2025.

License Agreements

In August 2019, the Company entered into a non-exclusive license agreement with Bio-Rad (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. There are no license fees related to this agreement. In May 2024, the Company amended the agreement to extend the Bio-Rad License from August 2024 to August 2026. In August 2019, the Company also agreed to purchase all the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement.

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License was $0.1 million for both the three months ended March 31, 2026 and 2025.

On October 31, 2019, we completed an acquisition of Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") including its COLA/CLIA lab in De Soto, Kansas and its pulmonary nodule malignancy test, then marketed in the United States as the EarlyCDT Lung® test. We renamed and relaunched the test on February 28, 2020 as the Nodify CDT test. As part of the acquisition of the assets of Oncimmune, the Company entered into several agreements to govern the relationship between the parties. The Company agreed to a license agreement and royalty payment related to the Nodify CDT test of 8% of recognized revenue for non-screening tests up to an annual minimum volume and 5% thereafter. Royalty expenses were $0.4 million for both the three months ended March 31, 2026 and 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (Form 10-K) and the Condensed Financial Statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, included in Part I, Item 1 of this Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on February 26, 2026.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of March 31, 2026 and 2025 and for the three months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three months ended March 31, 2026 and 2025 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Diagnosis - Nodule Management

•
Nodify CDT® and Nodify XL2® tests, marketed as Nodify Lung® Nodule Risk Assessment, assess a suspicious lung nodule's risk of lung cancer to help identify the most appropriate treatment pathway. The Nodify CDT test is a blood-based test that detects the presence of seven autoantibodies associated with the presence of tumors. Elevated levels of the autoantibodies in patients with lung nodules indicate an increased risk of lung cancer to help identify patients that may benefit from timely intervention. The Nodify XL2 test is a blood-based proteomic test that evaluates the likelihood that a lung nodule is benign to help identify patients that may benefit from surveillance imaging. We believe we are the only company to offer two Medicare covered commercial blood-based tests to help physicians classify risk of malignancy in patients with suspicious lung nodules.

Lung Cancer Treatment & Monitoring

•
GeneStrat® ddPCR, GeneStrat NGS® and VeriStrat® tests, marketed as part of our IQLung™ testing strategy, are used following diagnosis of lung cancer to detect the presence of mutations in the tumor and the state of the patient’s immune system to help guide treatment decisions. The GeneStrat ddPCR tumor genomic profiling test and the VeriStrat immune profiling test have an established average turnaround time of two business days from receipt of the blood sample, and the GeneStrat NGS test has an established average turnaround time of three business days from receipt of the blood sample, providing physicians with timely results to facilitate treatment decisions. The GeneStrat ddPCR test evaluates the presence of actionable mutations in lung cancer. The test is covered independent of cancer stage and can be used multiple times per patient to monitor changes in mutation status. The GeneStrat NGS test is a broad 52 gene panel, including guideline recommended mutations that help identify advanced stage patients eligible for targeted therapy or clinical trial enrollment. The VeriStrat test is a blood-based proteomic test that provides a personalized view of each patient’s immune response to their lung cancer.

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

In addition, payers who were previously either not covering or paying a reduced rate for the tests may decide in the future to start or restart reimbursing for one or more of our tests. In the three months ended September 30, 2025, a major third party commercial payer who had previously stopped reimbursing us for certain of our tests began reimbursing claims for use of the tests. While we currently expect this trend to continue, there is no guarantee of future reimbursement performance from this particular payer or any other payer.

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

On October 8, 2024, at the CHEST Annual Meeting, the Company presented the experience of healthcare providers using the Nodify Lung Nodule Risk Assessment in over 35,000 patients consecutively tested in a real-world clinical setting. The Company also announced a new clinical study, CLARIFY, that will collect patient outcomes and other clinical information on a subset of the patients featured in the CHEST presentation. CLARIFY is designed to confirm performance of the Nodify CDT and Nodify XL2 tests in diverse patient subgroups through a retrospective chart review of up to 4,000 patients that were tested in a real-world clinical setting. The study's intent is to expand the extensive evidence characterizing the validation and utility of Nodify Lung testing. Through March 31, 2026, the study has accrued over 1,700 patients.

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

First Quarter 2026 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended March 31, 2026 as compared to the same period in 2025 unless otherwise noted:

•
Diagnostic Testing revenue was $22.3 million in the first quarter, representing 37% year-over-year growth, driven by a 29% increase in test volumes to 17,800 and higher average revenue per test. The improvement in average revenue per test was primarily attributable to expanded payer coverage and enhancements to revenue cycle management;
•
Development Services revenue of $3.3 million in the first quarter 2026, representing a 99% increase year over year, driven by continued execution on existing contracts and the addition of new Development Services agreements;
•
Total revenue of $25.6 million in the first quarter 2026, an increase of 42% over the respective prior year comparable period;
•
Gross margin was 84% in the first quarter, including a one‑time recovery of $0.4 million related to previously paid sales and use taxes. Excluding this one‑time item, gross margin was 82%, representing a 300‑basis‑point improvement over the prior‑year period. Margin expansion was driven by higher Diagnostic Testing volumes, improved average revenue per test, and continued optimization of laboratory workflows, resulting in a lower cost per test;
•
Operating expenses (excluding direct costs and expenses) of $27.6 million for the first quarter 2026, an increase of 18% over the respective prior year comparable period. Sales, marketing, and general administrative investment increased 19% to support the 42% revenue growth delivered in the first quarter. The Company expects continued operating leverage as our expanded sales team advances along the productivity curve and converts growing experience into sustained performance.
o
Includes non-cash stock compensation expense of $1.1 million during the first quarter 2026, an increase of 15% over the respective prior year comparable period;
•
Net loss of $7.8 million for the first quarter 2026, an improvement of 30% over the respective prior year comparable period;
•
Cash and cash equivalents of $25.6 million, an increase of 35% over the period ending December 31, 2025. Change in cash included $16.8 million of at-the-market net proceeds, partially offset by the planned cash outflows that occur annually during the first quarter of the year.

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

Diagnostic Tests

Diagnostic Tests revenue is generated from the delivery of results from our diagnostic tests. In the United States, we performed tests as both an in-network and out-of-network service provider depending on the test performed and the contracted status of the insurer. We consider diagnostic testing to be completed upon the delivery of test results to our customer, either the prescribing physician or third-party to which we contracted for services to be performed, which is considered the performance obligation. The fees for such services are billed either to a third party such as Medicare, medical facilities, commercial insurance payers, or to the patient. We determine the transaction price related to our contracts by considering the nature of the payer, test type, the historical amount of time until payment by a payer, and historical price concessions granted to groups of customers.

Development Services

Development Services revenue is generated from the delivery of our on-market tests, pipeline tests, custom diagnostic testing, and other scientific services from contracts and business agreements with other diagnostic and life sciences tool customers for a purpose as defined by the individual customer. The performance obligations and related revenue for these sales is defined by a written agreement between us and our customer. These services are generally completed upon the delivery of testing results, or other contractually defined milestone(s), to the customer, which is considered the performance obligation. Customers for these services are typically mid-size to large pharmaceutical companies where collectability is reasonably assured, and therefore revenue is accrued upon completion of the performance obligations. Revenue derived from services is often unpredictable and can cause significant swings in our overall net revenue line from quarter to quarter.

Operating Expenses

Direct costs and expenses

Cost of diagnostic testing generally consists of cost of materials, direct labor, including bonuses, employee benefits, share-based compensation, equipment and infrastructure expenses associated with acquiring and processing test samples, including sample accessioning, test performance, quality control analyses, charges to collect and transport samples; curation of test results for physicians; and in some cases, license or royalty fees due to third parties. Costs associated with performing our tests are recorded as the tests are processed regardless of whether revenue was recognized with respect to the tests. Infrastructure expenses include allocated depreciation of laboratory equipment, rent costs, amortization of leasehold improvements, and information technology costs. Royalties for licensed technology are calculated as a percentage of revenues generated using the associated technology and recorded as expense at the time the related revenue is recognized. One-time royalty payments related to signing license agreements or other milestones, such as issuance of new patents, are amortized to expense over the expected useful life of the patents. While we do not believe the technologies underlying these licenses are necessary to permit us to provide our tests, we do believe these technologies are potentially valuable and of possible strategic importance to us or our competitors. Under these license agreements, we are obligated to pay aggregate royalties ranging from 1% to 8% of sales in which the patents or know-how are used in the product or service sold, sometimes subject to minimum annual royalties or fees in certain agreements.

We expect the aggregate cost of diagnostic testing to increase in line with the increase in the number of tests we perform, but the cost per test to decrease modestly over time due to the efficiencies we may gain as test volume increases, and from automation and other cost reductions. Cost of services includes costs incurred for the performance of development services requested by our customers, which will vary depending on the nature, timing, and scope of customer projects.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the three months ended March 31, 2026 and 2025 interest expense primarily consists of cash and non-cash interest from the Perceptive Term Loan Facility. Interest income, which is included in ‘Other income, net’ in the condensed statements of operations consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenues	$25,555	$17,958	$7,597	42%
Operating expenses
Direct costs and expenses	4,205	3,703	502	14%
Research and development	3,285	2,870	415	14%
Sales, marketing, general and administrative	24,261	20,448	3,813	19%
Impairment loss on intangible assets	5	73	(68)	(93)%
Total operating expenses	31,756	27,094	4,662	17%
Loss from operations	(6,201)	(9,136)	2,935	32%
Other (expense) income
Interest expense	(1,977)	(1,685)	(292)	(17)%
Change in fair value of warrant liability, net	—	(378)	378	100%
Other income, net	385	98	287	293%
Total other expense	(1,592)	(1,965)	373	19%
Net loss	$(7,793)	$(11,101)	$3,308	30%

Share-based compensation (1)	$1,115	$972	$143	15%
(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenues
Diagnostic Tests	22,291	16,316	5,975	37%
Development Services	3,264	1,642	1,622	99%
Total revenues	$25,555	$17,958	$7,597	42%

Total revenues increased $7.6 million, or 42%, for the three months ended March 31, 2026 compared to the same period in 2025.

Diagnostic Tests revenue increased $6.0 million, or 37%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase is primarily due to an increase of $6.1 million in the Nodify Lung Nodule Risk Assessment testing strategy driven by increases in tests delivered and improvements in average revenue per test as our sales efforts continue to focus on Nodify CDT and XL2 tests. This increase in revenue was partially offset by a $0.1 million decrease in the IQLung testing strategy.

Development Services revenue increased $1.6 million, or 99%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase in revenue was primarily a result of delivering against our expanding book of business and securing new agreements.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased $0.5 million, or 14%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily driven by the increase in testing volume. Additionally, during the three months ended March 31, 2026, the Company recognized a one-time recovery of previously paid sales and use taxes, which were recorded in Direct costs and expenses in prior periods. The recovery of $0.4 million was recorded as a reduction to Direct costs and expenses in the current period. This item is non-recurring and is not expected to continue in future periods. Excluding this one-time recovery, Direct costs and expenses would have increased $0.9 million, or 25%, compared to the same period in 2025.

Research and development

Research and development expenses increased $0.4 million, or 14%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase in costs was primarily due to an increase in internal expenses associated with employee compensation and benefit costs resulting from an increase in headcount and variable compensation as well as an increase in external costs associated with clinical trials.

The following table summarizes our external and internal costs for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
External expenses:
Clinical trials and associated costs	$638	$502	$136	27%
Other external costs	817	727	90	12%
Total external costs	1,455	1,229	226	18%
Internal expenses	1,830	1,641	189	12%
Total research and development expenses	$3,285	$2,870	$415	14%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $3.8 million, or 19%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase in costs was primarily due to an increase in internal expenses associated with employee compensation and benefit costs resulting from an increase in headcount and variable compensation as well as an increase in external costs associated with sales and marketing educational and event expenses. These increases are due to the planned expansion of the sales team to support Lung Diagnostic sales growth, as well as to enhance Biodesix awareness and drive product adoption.

Non-operating Expenses

Interest expense

Interest expense increased $0.3 million, or 17%, for the three months ended March 31, 2026 compared to the same period in 2025. The interest expense for the three months ended March 31, 2026 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility of $2.0 million compared to $1.7 million for the three months ended March 31, 2025. The increase is due to the Company drawing the Tranche C loan of $10.0 million in May 2025.

Change in fair value of warrant liability, net

On February 28, 2025, the Company entered into the Fifth Amendment to the Credit Agreement with Perceptive, whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan Commitment Termination Date was extended, providing continued availability to the Tranche C Loan through December 31, 2025. In addition, on the Tranche C Loan borrowing date, the Tranche C Warrants, as amended, would become vested and exercisable at an exercise price equal to $15.86, the Company's closing stock price on February 28, 2025. During the three months ended March 31, 2025, the Company recorded a $0.4 million loss as a change in fair value of warrant liability through the condensed statements of operations due to changes in unobservable inputs. This was a result of changes in the probability of our ability to draw on the Tranche C Loan. The Tranche C Warrants were subsequently reclassified to equity during the three months ended June 30, 2025 in connection with the draw of the Tranche C Loan.

During the three months ended March 31, 2026, the Company recorded no change in fair value of warrant liability through the condensed statements of operations.

Other income, net

During the three months ended March 31, 2026, the Company recorded other income, net of $0.4 million primarily related to interest and other income. During the three months ended March 31, 2025, the Company recorded other income, net of $0.1 million primarily related to interest income.

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

On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. During the three months ended March 31, 2026, the Company raised approximately $17.2 million ($16.7 million after deducting underwriting discounts and commissions and offering expenses payable), in gross proceeds from the sale of 1,771,103 common shares at a weighted average price per share of $9.72. The Company had remaining available capacity for share issuances of up to $25.5 million under the 2024 ATM Program.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash flows (used in) provided by:
Operating activities	$(10,168)	$(8,602)
Investing activities	(144)	(137)
Financing activities	16,897	97
Net increase (decrease) in cash and cash equivalents and restricted cash	$6,585	$(8,642)

Our cash flows resulted in a net increase in cash and cash equivalents and restricted cash of $6.6 million during the three months ended March 31, 2026 as compared to a net decrease in cash of $8.6 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, net cash used in operating activities totaled $10.2 million, an increase of approximately $1.6 million compared to the same period in 2025 primarily due to unfavorable changes in net working capital of $4.5 million resulting from the timing of cash receipts from customers and payments to vendors, partially offset by a year-over-year decrease in net loss from operations of $3.3 million.

Net cash used in investing activities during the three months ended March 31, 2026 totaled $0.1 million, an insignificant increase compared to the same period in 2025. The increase in net cash used in investing activities was primarily due to increases in purchases of property and equipment and capital expenditures.

Net cash provided by financing activities during the three months ended March 31, 2026 totaled $16.9 million, an increase of $16.8 million compared to the same period in 2025. The net cash provided by financing activities for the three months ended March 31, 2026 primarily resulted from $17.2 million in gross proceeds from the issuance of common stock under our 2024 ATM Program and $0.4 million in net proceeds from our ESPP, partially offset by payments of $0.5 million in equity financing costs and $0.2 million associated with our finance lease obligations. The net cash provided by financing activities for the three months ended March 31, 2025 primarily resulted from $0.3 million in net proceeds from our ESPP, partially offset by payments of $0.2 million associated with our finance lease obligations.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of March 31, 2026 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$67,159	$6,425	$60,734	$—	$—
Operating lease obligations	40,331	4,215	8,752	8,921	18,443
Finance lease obligations	1,958	1,078	736	144	—
Total	$109,448	$11,718	$70,222	$9,065	$18,443

(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect on March 31, 2026.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of March 31, 2026, we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

In accordance with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Certain of these estimates significantly influence the portrayal of our financial condition and results of operations and require us to make difficult, subjective or complex judgments. Our critical accounting policies are described in greater detail below and in Note 2 to our condensed financial statements in Part 1 of this Quarterly Report on Form 10-Q as well as Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on February 26, 2026.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of March 31, 2026, we had $50.0 million outstanding on the Perceptive Term Loan Facility which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of March 31, 2026, a hypothetical 100 basis point increase in interest rates would have an estimated $0.5 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes to our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors as disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K as of and for the year ended December 31, 2025, filed February 26, 2026. These risk factors may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could materially and adversely affect our business, financial condition and results of operations.

Changes in payer reimbursement policies, claims review practices and broader healthcare policy and enforcement priorities may affect coverage, reimbursement rates, and the timing and amount of payment for our tests.

Changes in payer reimbursement policies, claims review practices and broader healthcare policy and enforcement priorities, including initiatives focused on fraud and abuse such as the Trump Administration’s CMS Request for Information for a potential forthcoming “CRUSH” rule focused on strengthening program integrity across federal healthcare programs, may affect coverage, reimbursement rates and the timing and amount of payment for our tests. Such changes may also increase administrative burdens and lead to additional denials, payment delays, recoupments or refund requests, any of which could adversely affect our revenue and results of operations. Because payer policies and enforcement priorities can change rapidly and vary across jurisdictions and payers, the ultimate impact of these developments on our business and financial performance remains uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended March 31, 2026.

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

Biodesix, Inc.

Date: May 4, 2026	By:	/s/ CHRISTOPHER C. VAZQUEZ
Christopher C. Vazquez
Chief Accounting Officer
(Principal Accounting Officer)