Form 10-Q
period 2026-06-30
BIODESIX INC
filed 2026-08-05
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the Registrant had 10,551,118 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$29,996	$18,987
Accounts receivable, net of allowance for credit losses of $117 and $62	9,113	9,036
Other current assets	4,456	4,495
Total current assets	43,565	32,518
Non‑current assets
Property and equipment, net	23,803	24,817
Intangible assets, net	2,979	3,883
Operating lease right-of-use assets	3,542	2,997
Goodwill	15,031	15,031
Other long-term assets	6,406	8,230
Total non‑current assets	51,761	54,958
Total assets	$95,326	$87,476

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,160	$3,080
Accrued liabilities	10,411	11,033
Deferred revenue	205	961
Current portion of operating lease liabilities	1,609	1,364
Current portion of notes payable	—	6
Other current liabilities	906	992
Total current liabilities	15,291	17,436
Non‑current liabilities
Long‑term notes payable, net of current portion	46,817	47,445
Long-term operating lease liabilities	23,370	24,039
Other long-term liabilities	704	1,021
Total non‑current liabilities	70,891	72,505
Total liabilities	86,182	89,941
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2026 and 2025) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 10,549,890 (2026) and 8,253,053 (2025) shares issued and outstanding(a)	11	8
Additional paid‑in capital(a)	521,961	495,289
Accumulated deficit	(512,828)	(497,762)
Total stockholders’ equity (deficit)	9,144	(2,465)
Total liabilities and stockholders’ equity (deficit)	$95,326	$87,476

(a) All share information, Common stock balances, and Additional paid-in capital balances have been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025.

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$26,861	$20,018	$52,416	$37,976
Operating expenses:
Direct costs and expenses	4,820	4,031	9,025	7,734
Research and development	3,135	3,269	6,420	6,139
Sales, marketing, general and administrative	24,282	22,411	48,543	42,859
Impairment loss on intangible assets	12	26	17	99
Total operating expenses	32,249	29,737	64,005	56,831
Loss from operations	(5,388)	(9,719)	(11,589)	(18,855)
Other (expense) income:
Interest expense	(1,982)	(1,898)	(3,959)	(3,583)
Change in fair value of warrant liability, net	—	98	—	(280)
Other income, net	97	51	482	149
Total other expense	(1,885)	(1,749)	(3,477)	(3,714)

Net loss	$(7,273)	$(11,468)	$(15,066)	$(22,569)
Net loss per share, basic and diluted(a)	$(0.71)	$(1.56)	$(1.51)	$(3.08)
Weighted-average shares outstanding, basic and diluted(a)	10,296	7,333	9,977	7,316

(a) All share and per share information have been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025.

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' Equity (Deficit)

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance ‑ December 31, 2025	8,253	$8	$495,289	$(497,762)	$(2,465)
Issuance of common stock, net	1,771	2	16,667	—	16,669
Issuance of common stock under employee stock purchase plan	48	—	354	—	354
Exercise of stock options	—	—	1	—	1
Release of restricted stock units	35	—	—	—	—
Issuance of Sixth Amendment Warrants	—	—	1,251	—	1,251
Share‑based compensation	—	—	1,115	—	1,115
Net loss	—	—	—	(7,793)	(7,793)
Balance ‑ March 31, 2026	10,107	10	514,677	(505,555)	9,132
Issuance of common stock, net	441	1	6,456	—	6,457
Exercise of stock options	1	—	8	—	8
Release of restricted stock units	1	—	—	—	—
Share‑based compensation	—	—	820	—	820
Net loss	—	—	—	(7,273)	(7,273)
Balance - June 30, 2026	10,550	$11	$521,961	$(512,828)	$9,144

	Common Stock(a)		Additional Paid‑In	Accumulated	Total Stockholders'
	Shares	Amount	Capital(a)	Deficit	Equity
Balance ‑ December 31, 2024	7,275	$7	$483,366	$(462,497)	$20,876
Issuance of common stock under employee stock purchase plan	23	—	313	—	313
Release of restricted stock units	24	—	—	—	—
Share‑based compensation	—	—	972	—	972
Net loss	—	—	—	(11,101)	(11,101)
Balance ‑ March 31, 2025	7,322	7	484,651	(473,598)	11,060
Release of restricted stock units	7	—	—	—	—
Share‑based compensation	—	—	1,039	—	1,039
Change in fair value of Perceptive Warrants	—	—	227	—	227
Reclassification of Tranche C warrants to additional paid-in capital	—	—	280	—	280
Net loss	—	—	—	(11,468)	(11,468)
Balance - June 30, 2025	7,329	$7	$486,197	$(485,066)	$1,138

(a) All Common stock share and related dollar information as well as Additional paid-in capital have been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025.

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(15,066)	$(22,569)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	2,783	2,876
Reduction (accretion) of lease right-of-use assets	43	(59)
Share‑based compensation expense	1,935	2,011
Change in fair value of warrant liability, net	—	280
Provision for credit losses	116	109
Accrued interest, amortization of debt issuance costs and other	661	639
Inventory excess and obsolescence	26	11
Impairment loss on intangible assets	17	99
Changes in operating assets and liabilities:
Accounts receivable	(194)	1,085
Other current assets	13	318
Other long-term assets	1,039	(5)
Accounts payable and other accrued liabilities	(1,577)	399
Deferred revenue	(813)	(114)
Current and long-term operating lease liabilities	(713)	(250)
Net cash, cash equivalents, and restricted cash used in operating activities	(11,730)	(15,170)

Cash flows from investing activities
Purchase of property and equipment	(278)	(125)
Patent costs and intangible asset acquisition, net	(120)	(107)
Net cash, cash equivalents, and restricted cash used in investing activities	(398)	(232)

Cash flows from financing activities
Proceeds from the issuance of common stock	23,886	—
Proceeds from issuance of common stock under employee stock purchase plan	354	313
Proceeds from exercise of stock options	9	—
Proceeds from term loan and notes payable	—	10,000
Repayment of term loan and notes payable	(6)	(12)
Payment of debt issuance costs	(39)	(27)
Equity financing costs	(756)	—
Other	(311)	(388)
Net cash, cash equivalents, and restricted cash provided by financing activities	23,137	9,886
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,009	(5,516)
Cash, cash equivalents, and restricted cash ‑ beginning of period	19,075	26,332
Cash, cash equivalents, and restricted cash ‑ end of period	$30,084	$20,816

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Six Months Ended June 30,
	2026	2025
Equity financing costs included in accounts payable and other accrued liabilities	$4	$—
Operating lease right-of-use asset obtained in exchange for lease liabilities	289	45
Finance lease right-of-use assets obtained in exchange for lease liabilities	—	172
Cash paid for interest	3,274	2,941
Issuance of Sixth Amendment Warrants	1,251	—
Change in fair value of Perceptive Warrants	—	227
Reclassification of Tranche C warrants to additional paid-in capital	—	280
Purchases of property & equipment included in accounts payable and accrued liabilities	4	—

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 – Organization and Description of Business

Biodesix, Inc. (the “Company”, “Biodesix”, “we”, “us”, and “our”), formerly Elston Technologies, Inc., was incorporated in Delaware in 2005. The Company’s headquarters are in Colorado, and the Company performs its diagnostic tests and services in its laboratory facilities which are located in Louisville, Colorado and De Soto, Kansas. The Company conducts all of its operations within a single legal entity. Biodesix is a leading diagnostic solutions company, driven to improve clinical care and outcomes for patients. The Company develops diagnostic tests using a multi-omic approach to harness the strengths of different technologies that are best suited to address important clinical questions. We derive our revenue from two sources: (i) Biodesix Diagnostic Tests (Diagnostic Tests), providing lung diagnostic testing services for healthcare providers with five on-market blood-based tests and (ii) Biodesix Development Services (Development Services) providing diagnostic testing services to biopharmaceutical, life sciences, and diagnostic companies.

Note 2 – Summary of Significant Accounting Policies and Other Information

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information and reflect all adjustments necessary to state fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not indicative of the results for the entire fiscal year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Certain information and footnote disclosures, including significant accounting policies, normally included in fiscal year financial statements prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted. The condensed balance sheet as of December 31, 2025 was derived from the audited financial statements. Certain information and footnote disclosures for prior periods have been included and reclassified to conform to the current period presentation.

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

All common stock share data, share-based calculations, and exercise prices set forth in this report have been adjusted to reflect our 1-for-20 reverse stock split, which was effective September 15, 2025, on a retroactive basis for the periods presented.

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

For a discussion of credit risk concentration of accounts receivable as of June 30, 2026 and December 31, 2025, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. For both periods ended June 30, 2026 and December 31, 2025, the Company had $0.1 million of restricted cash which was included in ‘Other current assets’ in the accompanying condensed balance sheets.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of assembly and testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the condensed balance sheets and was $1.2 million and $1.3 million as of June 30, 2026 and December 31, 2025, respectively. The Company recorded an insignificant reserve for excess inventory as of June 30, 2026 and December 31, 2025, respectively. During both the six months ended June 30, 2026 and 2025, the Company recorded an insignificant amount to the condensed statements of operations for excess and obsolete inventory.

Leases

The Company had a $5.0 million cash refundable deposit, subject to incremental reductions over the term of the lease, to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC and subsequently assigned to CVP I Owner LLC (see Note 7 – Leases). During the three months ended June 30, 2026, $1.0 million of the security deposit was refunded to the Company. As of June 30, 2026 and December 31, 2025, the Company had $4.0 million and $5.0 million recorded as a refundable deposit is reported within 'Other long-term assets' in the condensed balance sheets, respectively.

The Company holds and acts as a lessee under various finance lease agreements for laboratory equipment in Colorado and Kansas. As of June 30, 2026 and December 31, 2025, the Company had $2.3 million and $3.0 million recorded as net finance lease ROU assets within 'Other long-term assets' in the balance sheets.

Additional information and disclosures required by this standard are contained in Note 7 – Leases.

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

See Note 4 – Fair Value for further discussion related to estimated fair value measurements.

Retirement Plan

The Company has a defined contribution retirement plan in which all employees are eligible to participate. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees may elect to have a percentage of their compensation contributed

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

to the plan, subject to certain guidelines issued by the Internal Revenue Service. Beginning in 2025, the Company began making discretionary employer matching contributions. During the three and six months ended June 30, 2026, the Company's total contributions to the plan, net of forfeitures, were $0.1 million and $0.5 million, respectively. During the three and six months ended June 30, 2025, the Company's total contributions to the plan, net of forfeitures, were $0.1 million and $0.4 million, respectively.

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

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the condensed balance sheets, which may differ from their respective fair values. The fair value of borrowings as of June 30, 2026 and December 31, 2025 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The carrying value of outstanding borrowings approximates the fair value as of June 30, 2026 and December 31, 2025.

The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$46,817	$47,760	$47,451	$47,532

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The financial liabilities that are measured and recorded at estimated fair value on a recurring basis consist of contingent value rights granted to certain holders of our previously converted Series F Preferred Stock, which were accounted for as liabilities and remeasured through our condensed statements of operations and, prior to 2026, the warrant liabilities granted as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt). The fair values of these financial liabilities are classified as Level 3 in the fair value hierarchy, however, as of June 30, 2026 and December 31, 2025, there are no liability balances associated with contingent value rights or warrant liabilities.

The following table presents the changes in warrant liabilities for the six months ended June 30, 2025 (in thousands):

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

On May 8, 2025, the Company exercised its ability to draw the Tranche C loan under the Perceptive Term Loan Facility for $10.0 million (the Tranche C Loan) pursuant to the Credit Agreement. As consideration for drawing the Tranche C Loan, the Company agreed to modify the previously agreed upon per share exercise price of $15.86 for the Tranche C Warrants to a new per share exercise price of $8.382, which was equal to the 10-day volume weighted average price (VWAP) of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. In connection with the Tranche C draw, the Company remeasured the Tranche C Warrants through the Tranche C Borrowing Date and recorded the change in fair value through the statement of operations. During the three and six months ended June 30, 2025, the Company recorded a gain of $0.1 million and a loss of $0.3 million, respectively, as a change in fair value due to changes in unobservable inputs. Following the remeasurement of the Tranche Warrants, we reclassified the fair value to additional paid-in capital (see Note 8 – Equity) and there are no remaining financial instruments classified as warrant liabilities.

Contingent Value Rights

In January 2016, the Company issued shares of Series F Preferred Stock (the Series F Offering) that were subsequently converted into common stock in connection with the Company's initial public offering in October 2020. In connection with the Series F Offering, investors who purchased more than their pro-rata amount in the financing received a calculated number of contingent value rights (CVRs). One CVR represents 0.00375% of the Company’s interest in the drug ficlatuzumab, which began a Phase 3 clinical trial in January 2024 (see Note 14 – Commitments and Contingencies below). In January 2016, the Company issued 3,999 CVRs, or 15% interest in the drug ficlatuzumab, originally valued at $0.5 million. The initial estimated value of the CVRs was recorded as a liability and as a reduction to the Series F proceeds. Subsequent to recoupment of our initial co-development costs, upon receipt of a milestone, royalty, or any other type of payment from the Company’s ownership rights in the drug, the Company is required to make a cash payment to the CVR holders equal to 15% of net proceeds, as defined. During the three and six months ended June 30, 2026 and 2025, the

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Company recorded no change in fair value due to the remote probability of receiving net proceeds in excess of our initial co-development costs.

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Lab equipment	$7,009	$6,423
Leasehold improvements	28,409	28,265
Computer equipment	1,060	1,075
Furniture and fixtures	1,135	1,122
Software	325	325
Vehicles	96	96
Construction in process	4	27
	38,038	37,333
Less accumulated depreciation	(14,235)	(12,516)
Total property and equipment, net	$23,803	$24,817

Depreciation expense was $0.9 million and $1.8 million for the three and six months ended June 30, 2026 and 2025, respectively.

Intangible assets, excluding goodwill, consist of the following (in thousands):

	June 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,860	$(879)	$981	$1,953	$(1,003)	$950
Purchased technology	16,900	(15,022)	1,878	16,900	(14,084)	2,816
Intangible assets not subject to amortization
Trademarks	120	—	120	117	—	117
Total	$18,880	$(15,901)	$2,979	$18,970	$(15,087)	$3,883

Amortization expense related to definite-lived intangible assets was $0.5 million and $1.0 million for the three and six months ended June 30, 2026 and 2025, respectively.

Future estimated amortization expense of intangible assets is (in thousands):

As of June 30, 2026
Remainder of 2026	$1,008
2027	1,056
2028	110
2029	110
2030	108
2031 and thereafter	467
Total	$2,859

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Accrued liabilities consist of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Compensation related accruals	$7,383	$7,834
Accrued clinical trial expenses	799	767
Other expenses	2,229	2,432
Total accrued liabilities	$10,411	$11,033

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility, which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Perceptive Term Loan Facility	$50,000	$50,000
Other	—	6
Unamortized debt discount and debt issuance costs	(3,183)	(2,555)
	46,817	47,451
Less: current maturities	—	6
Long-term notes payable	$46,817	$47,445

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

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of June 30, 2026, the stated interest rate was approximately 12.65%.

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

Representations, Warranties, Covenants, and Events of Default

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants, financial covenants, and conditions that are customarily required for similar financings. The affirmative covenants, among other things, require the Company to undertake various reporting and notice requirements, maintain insurance and maintain in full force and effect all Regulatory Approvals, Material Agreements, Material Intellectual Property (each as defined in the Credit Agreement) and other rights, interests or assets (whether tangible or intangible) reasonably necessary for the operations of the Company’s business. The negative covenants restrict or limit the ability of the Company to, among other things and subject to certain exceptions contained in the Credit Agreement, incur new indebtedness; create liens on assets; engage in certain fundamental corporate changes, such as mergers or acquisitions, or changes to the Company’s business activities; make certain Investments or Restricted Payments (each as defined in the Credit Agreement); change its fiscal year; pay dividends; repay other certain indebtedness; engage in certain affiliate transactions; or enter into, amend or terminate any other agreements that have the impact of restricting the Company’s ability to make loan repayments under the Credit Agreement. In addition, the Company must (i) at all times prior to the Maturity Date maintain a minimum cash balance of $2.5 million; and (ii) as of the last day of each fiscal quarter commencing on the fiscal quarter ended March 31, 2023, meet certain minimum net revenue threshold amounts agreed to between the Company and Perceptive.

In connection with the Sixth Amendment and consistent with the existing financial covenants, the Company must continue to, at all times prior to the Extended Maturity Date, (i) maintain a minimum cash balance of $2.5 million and (ii) meet certain minimum net revenue threshold amounts agreed to between the Company and Perceptive through and including the fiscal quarter ended December 31, 2028.

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of June 30, 2026, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

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

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of June 30, 2026
Remainder of 2026	$—
2027	—
2028	50,000
Total	$50,000

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

Centennial Valley Properties I, LLC Lease Agreement

On March 11, 2022, the Company entered into a Lease Agreement (the Lease) with Centennial Valley Properties I, LLC and subsequently assigned to CVP I Owner LLC, a Colorado limited liability company (the Landlord) for office and laboratory space in Louisville, Colorado (the Leased Premises). The initial term of the Lease is twelve years (the Initial Term) from the commencement date, which was April 1, 2023 (the Commencement Date). The Company has two renewal options to extend the term of the Lease for an additional seven- or ten-year term for each renewal.

Under the Lease, the Company is leasing approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. During the three months ended June 30, 2026, $1.0 million of the security deposit was refunded to the Company. The $4.0 million refundable deposit is included within 'Other long-term assets' in the condensed balance sheet as of June 30, 2026.

Operating lease expense for all operating leases was $0.6 million and $1.2 million for the three and six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the weighted-average remaining lease term and discount rate associated with our operating leases were 8.5 years and 11.5%, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of June 30, 2026
Remainder of 2026	$2,143
2027	4,441
2028	4,464
2029	4,484
2030	4,453
2031 and thereafter	19,533
Total future minimum lease payments	39,518
Less amount representing interest	(14,539)
Total lease liabilities	$24,979

Note 8 – Equity

At-The-Market Program

The Company maintains an at-the-market (ATM) facility that enables equity financing on an ongoing basis at the Company’s discretion. On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. During the three and six months ended June 30, 2026, the Company raised approximately $6.7 million and $23.9 million, respectively ($6.5 million and $23.1 million, respectively, after deducting underwriting discounts, commissions and offering expenses payable), in gross proceeds from the sale of 440,511 and 2,211,614 common shares at a weighted average price per share of $15.14 and $10.80, respectively. The Company had remaining available capacity for share issuances of up to $18.8 million under the 2024 ATM Program as of June 30, 2026.

Warrants

During 2018, the Company issued Series G warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Series G warrants were immediately exercisable upon issuance and expire on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes option-pricing model. As a result of the Company’s IPO, the Series G warrants were automatically converted to warrants to purchase 5,166 shares of common stock with a weighted average exercise price of $89.04 and were also transferred to additional paid-in capital. All common stock warrants remain outstanding as of June 30, 2026.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt), the Company issued the Perceptive Warrant to purchase up to 250,000 shares of the Company's common stock, including the Initial Warrants. The per share exercise price for the Initial Warrants was equal to $21.296. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%. All Initial Warrants remain outstanding as of June 30, 2026.

On May 10, 2023, as consideration for the first amendment to the Credit Agreement, the Company agreed to issue to Perceptive a warrant to purchase up to 25,000 shares of the Company’s common stock (the First Amendment Warrants). The per share exercise price was equal to $32.508. The First Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on May 10, 2033. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 78.7%, a dividend yield of 0% and a risk-free interest rate of 3.49%. All First Amendment Warrants remain outstanding as of June 30, 2026.

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 6 – Debt). In connection with the Tranche B draw, the Company remeasured the Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche B Warrants was equal to $21.296. The Tranche B Warrants are now equity

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

classified and immediately exercisable upon issuance and expire on December 15, 2033. The Tranche B Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 76.2%, a dividend yield of 0% and a risk-free interest rate of 3.91%. All Tranche B Warrants remain outstanding as of June 30, 2026.

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

On May 8, 2025, the Company exercised its ability to draw the Tranche C loan (see Note 6 – Debt). In connection with the Tranche C draw, the Company measured the Tranche C Warrants through May 12, 2025 (the Tranche C Borrowing Date) and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche C Warrants is equal to $8.382. The Tranche C Warrants are now equity classified and immediately exercisable upon issuance and expire on May 12, 2035. The Tranche C Warrants were valued at $0.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 72.1%, a dividend yield of 0% and a risk-free interest rate of 4.45%. All Tranche C Warrants remain outstanding as of June 30, 2026.

On February 25, 2026, as consideration for the Sixth Amendment (see Note 6 – Debt), the Company agreed to issue to Perceptive a warrant to purchase up to 100,000 shares of the Company’s common stock (the Sixth Amendment Warrants). The per share exercise price was equal to $12.93. The Sixth Amendment Warrants are equity classified and immediately exercisable upon issuance and expire on February 25, 2036. The Sixth Amendment Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 129.8%, a dividend yield of 0% and a risk-free interest rate of 4.01%. All Sixth Amendment Warrants remain outstanding as of June 30, 2026.

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

Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diagnostic Tests	$25,349	$17,898	$47,640	$34,214
Development Services	1,512	2,120	4,776	3,762
Total revenues	$26,861	$20,018	$52,416	$37,976

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Deferred Revenue

Deferred revenue consists of cash payments from customers received or to be received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed statements of operations. The Company had $1.0 million in ‘Deferred revenue’ recorded in the condensed balance sheet as of December 31, 2025, and $0.2 million was added throughout 2026 to ‘Deferred revenue’ for up-front cash payments while $1.0 million was recognized in revenues during the six months ended June 30, 2026. The ‘Deferred revenue’ of $0.2 million recorded in the condensed balance sheet as of June 30, 2026 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of June 30, 2026 and December 31, 2025, the Company had $0.1 million in non-current deferred revenue, respectively, recorded within ‘Other long-term liabilities’ in the condensed balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United Healthcare	10%	11%	9%	6%
Humana	10%	8%	10%	4%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 35% and 34% of the Company’s total revenue for the three and six months ended June 30, 2026 compared to 33% and 35% for the three and six months ended June 30, 2025.

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	June 30, 2026	December 31, 2025
Medicare	32%	18%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of June 30, 2026, 97,382 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s condensed statements of operations was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct costs and expenses	$20	$22	$60	$65
Research and development	89	113	178	183
Sales, marketing, general and administrative	711	904	1,697	1,763
Total	$820	$1,039	$1,935	$2,011

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $4.1 million as of June 30, 2026, and is expected to be amortized to expense over the next 2.3 years.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Stock Options

Stock option activity during the six months ended June 30, 2026 was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2026	440	$33.48	7.8	$17
Granted	307	7.70	—	—
Forfeited/canceled	(14)	20.11	—	—
Exercised	(1)	12.38	—	—
Outstanding ‑ June 30, 2026	732	$22.95	8.2	$5,848
Exercisable ‑ June 30, 2026	341	$34.58	7.2	$1,511

The weighted average fair value of the stock options to purchase common stock granted during the six months ended June 30, 2026 and 2025 was $6.13 and $12.60, respectively.

Restricted Stock Unit Activity

Restricted stock unit activity during the six months ended June 30, 2026 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2026	213	$29.74
Granted	39	6.46
Forfeited/canceled	—	—
Released	(36)	31.94
Outstanding ‑ June 30, 2026	216	$25.30

Employee Stock Purchase Plan

The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the six months ended June 30, 2026 and 2025, 48,083 shares and 23,244 shares were issued under the ESPP, respectively. The total number of shares available for grant under the ESPP as of June 30, 2026 was 84,090.

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

Basic and diluted loss per share as of the dates indicated below were (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to common stockholders	$(7,273)	$(11,468)	$(15,066)	$(22,569)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	10,296	7,333	9,977	7,316
Net loss per share, basic and diluted	$(0.71)	$(1.56)	$(1.51)	$(3.08)

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	732	447	732	447
Shares committed under ESPP	5	16	5	16
Warrants	380	280	380	280
Restricted stock units	216	219	216	219
Total	1,333	962	1,333	962

Note 12 – Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three and six months ended June 30, 2026 and 2025.

Note 13 – Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision-maker (CODM) in deciding how to allocate resources and assess performance. The Company's Chief Executive Officer and Chief Financial Officer, as a group, represent the entity's chief operating decision makers. The Company’s CODM views the Company’s operations and manages its business as a single operating segment focused on diagnostic testing in the clinical setting and providing services to biopharmaceutical companies (see Note 9 – Revenue and Accounts Receivable Credit Concentration). The CODM views the Company's operations as a single operating segment as each revenue stream utilizes the same equipment and resources. In addition, discrete financial information is not available for each revenue stream other than gross margin. The accounting policies of the segment are the same as those described in Note 2 – Summary of Significant Accounting Policies and Other Information.

Substantially all the Company’s revenue and all long-lived assets were derived or are located in the United States for the three and six months ended June 30, 2026 and 2025. The measure of segment assets is reported on the balance sheet as total assets.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The CODM regularly reviews the following significant expenses and other segment items. A summary of the significant expenses and other segment items reported in the Company’s statements of operations as of the dates indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$26,861	$20,018	$52,416	$37,976
Less:
Direct costs and expenses (less employee related expenses and depreciation and amortization)	3,540	3,050	6,252	5,573
Employee related expenses (less share-based compensation expenses)	19,420	16,966	38,629	31,770
Contracted services expenses	1,692	1,858	3,381	4,180
Sales and marketing education and event expenses	2,235	1,983	4,446	3,852
Occupancy and equipment service expenses	974	947	1,970	1,951
Clinical trials and associated costs	191	501	829	1,003
Depreciation and amortization expense	1,386	1,437	2,783	2,876
Share-based compensation expenses	820	1,039	1,935	2,011
Interest expense	1,982	1,898	3,959	3,583
Change in fair value of warrant liability, net	—	(98)	—	280
Other segment items (1)	1,894	1,905	3,298	3,466
Net loss	$(7,273)	$(11,468)	$(15,066)	$(22,569)
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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021, AVEO also announced plans to initiate a registrational Phase 3 clinical trial for ficlatuzumab. On January 19, 2023, LG Chem, Ltd. (LG Chem) announced the acquisition of AVEO, which would become the US foundation for LG Chem Life Sciences' Oncology Division. In January 2024, LG Chem announced the initiation of the Phase 3 clinical trial (known as the "FIERCE-HN trial") for ficlatuzumab, which is currently on track for completion by the end of 2027 and, if approved by the FDA, LG Chem plans to launch the ficlatuzumab product in the global market, including the United States, in 2028. Ficlatuzumab is also being studied in a Phase 1b/2 clinical trial sub-study to evaluate the safety and preliminary efficacy of ficlatuzumab in combination with azacitidine and venetoclax in untreated acute myeloid leukemia. There were no royalties received related to this agreement for the three and six months ended June 30, 2026 and 2025.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

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

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License was $0.1 million and $0.2 million for the three and six months ended June 30, 2026 and 2025.

On October 31, 2019, we completed an acquisition of Freenome's United States operations (formerly "Oncimmune USA" or "Oncimmune") including its COLA/CLIA lab in De Soto, Kansas and its pulmonary nodule malignancy test, then marketed in the United States as the EarlyCDT Lung® test. We renamed and relaunched the test on February 28, 2020 as the Nodify CDT test. As part of the acquisition of the assets of Oncimmune, the Company entered into several agreements to govern the relationship between the parties. In April 2026, the Company entered into a Supply Agreement (the Freenome Supply Agreement) with Freenome Limited, predecessor in interest to Freenome, Inc. (NASDAQ: FRNM) (Freenome), for the manufacture and supply of plates and certain other reagents used in the Company’s Nodify Lung® Nodule Risk Assessment tests. Under the Freenome Supply Agreement, the Company continues to purchase products pursuant to rolling forecasts and purchase orders, and Freenome is required to maintain sufficient manufacturing capacity to satisfy binding forecast commitments. The Freenome Supply Agreement establishes initial pricing, permits annual purchase price adjustments subject to specified limitations, and provides procedures for product acceptance, replacement of defective products, and management of supply failures. Either party may terminate the Freenome Supply Agreement for the other party’s uncured material breach or specified bankruptcy events. The Freenome Supply Agreement supersedes and replaces the parties’ prior supply arrangements relating to the Company’s Nodify Lung® Nodule Risk Assessment tests.

Simultaneous with the execution of the Freenome Supply Agreement, the Company entered into a license agreement, on substantially the same terms as the prior license agreement between the parties, including a royalty payment related to the Nodify CDT test of 8% of recognized revenue for non-screening tests. Royalty expenses were $0.5 million and $0.9 million for the three and six months ended June 30, 2026, respectively. Royalty expenses were $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended June 30, 2026 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (Form 10-K) and the Condensed Financial Statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on February 26, 2026.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of June 30, 2026 and for the three and six months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three and six months ended June 30, 2026 and 2025 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

On October 8, 2024, at the CHEST Annual Meeting, the Company presented the experience of healthcare providers using the Nodify Lung Nodule Risk Assessment in over 35,000 patients consecutively tested in a real-world clinical setting. The Company also announced a new clinical study, CLARIFY, that will collect patient outcomes and other clinical information on a subset of the patients featured in the CHEST presentation. CLARIFY is designed to confirm performance of the Nodify CDT and Nodify XL2 tests in diverse patient subgroups through a retrospective chart review of up to 4,000 patients that were tested in a real-world clinical setting. The study's intent is to expand the extensive evidence characterizing the validation and utility of Nodify Lung testing. Through June 30 2026, the study has accrued over 1,900 patients.

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

•
Ability to attract new Development Services including biopharmaceutical and life sciences customers and maintain and expand relationships with existing customers. Our business development team promotes the broad utility of our products for biopharmaceutical companies in the United States and internationally. Our revenue, business opportunities and growth depend in part on our ability to attract new Development Services including biopharmaceutical customers and to maintain and expand relationships with existing biopharmaceutical and life sciences customers. We expect to increase our sales and marketing expenses in furtherance of this as we continue to develop these relationships, and we expect to support a growing number of investigations and clinical trials. If our relationships expand, we believe we may have opportunities to offer our platform for companion diagnostic development, novel target discovery and validation efforts, and to grow into other commercial opportunities. For example, we believe our multi-omic data including genomic and proteomic data, in combination with clinical outcomes or claims data, has revenue-generating potential, including for novel target identification and companion diagnostic discovery and development.
•
Motivating and expanding our field sales force and customer support team. Our field sales force is the primary point of contact in the clinical setting. These representatives of the Company must cover expansive geographic regions which limits their time for interaction and education of our products in the clinical setting. We plan to continue investing in the field sales force through select expansion and provide them with tools that maximize their education and selling efforts to achieve greater returns. Additionally, we plan to invest in the marketing and customer support teams to continue to provide the field sales force with the resources to be successful.

While each of these areas present significant opportunities for us, they also pose significant risks and challenges that we must address. See Part II, Item 1A. “Risk Factors” for more information.

Second Quarter 2026 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended June 30, 2026 as compared to the same period in 2025 unless otherwise noted:

•
Diagnostic Testing revenue was $25.4 million in the second quarter, representing 42% growth, driven by a 38% increase in test volumes to 20,900 and higher average revenue per test year-over-year. The improvement in average revenue per test was primarily attributable to expanded payer coverage and continued improvements to revenue cycle management;
•
Development Services revenue of $1.5 million in the second quarter 2026, as compared to $2.1 million in the prior year period reflecting timing of project completion and revenue recognition. The Development Services pipeline is strong and supports our expectations for growth over the remainder of 2026;
•
Total revenue of $26.9 million in the second quarter 2026, an increase of 34% over the respective prior year comparable period;
•
Gross margin was 82% in the second quarter, a 200-basis point improvement over the respective prior year comparable period. The Company continues to deliver strong gross margins driven by higher Diagnostic Testing volumes, improved average revenue per test, and continued optimization of laboratory workflows, resulting in a lower cost per test;
•
Operating expenses (excluding direct costs and expenses) for the second quarter 2026, an increase of 7% over the respective prior year comparable period. The Company expects continued operating leverage as our expanded sales team gains experience, increases productivity, and delivers sustained performance;
o
Includes non-cash stock compensation expense of $0.8 million during the second quarter 2026, a decrease of 21% versus the respective prior year comparable period;
•
Net loss of $7.3 million for the second quarter 2026, an improvement of 37% over the respective prior year comparable period;
•
Cash and cash equivalents of $30.0 million, an increase of 17% over the period ending March 31, 2026. Change in cash included $6.5 million of at-the-market net proceeds.

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

Development Services

Development Services revenue is generated from the delivery of our on-market tests, pipeline tests, custom diagnostic testing, and other scientific services from contracts and business agreements with other diagnostic and life sciences tool customers for a purpose as defined by the individual customer. The performance obligations and related revenue for these sales are defined by a written agreement between us and our customer. These services are generally completed upon the delivery of testing results, or other contractually defined milestone(s), to the customer, which is considered the performance obligation. Customers for these services are typically mid-sized to large pharmaceutical companies where collectability is reasonably assured, and therefore revenue is accrued upon completion of the performance obligations. Revenue derived from services is often unpredictable and can cause significant swings in our overall net revenue line from quarter to quarter.

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

Research and development costs are expensed as incurred. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expenses in the period in which the related goods are received or services are rendered. Costs to develop our technology capabilities are recorded as research and development.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the three and six months ended June 30, 2026 and 2025 interest expense primarily consists of cash and non-cash interest from the Perceptive Term Loan Facility. Interest income, which is included in ‘Other income, net’ in the condensed statements of operations, consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues	$26,861	$20,018	$6,843	34%	$52,416	$37,976	$14,440	38%
Operating expenses
Direct costs and expenses	4,820	4,031	789	20%	9,025	7,734	1,291	17%
Research and development	3,135	3,269	(134)	(4)%	6,420	6,139	281	5%
Sales, marketing, general and administrative	24,282	22,411	1,871	8%	48,543	42,859	5,684	13%
Impairment loss on intangible assets	12	26	(14)	(54)%	17	99	(82)	(83)%
Total operating expenses	32,249	29,737	2,512	8%	64,005	56,831	7,174	13%
Loss from operations	(5,388)	(9,719)	4,331	45%	(11,589)	(18,855)	7,266	39%
Other (expense) income
Interest expense	(1,982)	(1,898)	(84)	(4)%	(3,959)	(3,583)	(376)	(10)%
Change in fair value of warrant liability, net	—	98	(98)	(100)%	—	(280)	280	100%
Other income, net	97	51	46	90%	482	149	333	223%
Total other expense	(1,885)	(1,749)	(136)	(8)%	(3,477)	(3,714)	237	6%
Net loss	$(7,273)	$(11,468)	$4,195	37%	$(15,066)	$(22,569)	$7,503	33%

Share-based compensation (1)	$820	$1,039	$(219)	(21)%	$1,935	$2,011	$(76)	(4)%
(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues
Diagnostic Tests	$25,349	$17,898	$7,451	42%	$47,640	$34,214	$13,426	39%
Development Services	1,512	2,120	(608)	(29)%	4,776	3,762	1,014	27%
Total revenues	$26,861	$20,018	$6,843	34%	$52,416	$37,976	$14,440	38%

Total revenues increased $6.8 million, or 34%, and $14.4 million, or 38%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.

Diagnostic Tests revenue increased $7.5 million, or 42%, and $13.4 million, or 39%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases are primarily due to an increase of $7.3 million and $13.4 million, respectively, in the Nodify Lung Nodule Risk Assessment testing strategy driven by increases in tests delivered and improvements in average revenue per test as our sales efforts continue to focus on Nodify CDT and XL2 tests.

Development Services revenue decreased $0.6 million, or 29%, and increased $1.0 million, or 27%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decrease in revenue for the three months ended June 30, 2026 was primarily due to timing of sample receipts and the early closure of certain clinical trials. The increase in revenue for the six months ended June 30, 2026 was primarily a result of delivering against our expanding book of contracted business and securing new agreements.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased $0.8 million, or 20%, and $1.3 million, or 17%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025, primarily driven by an increase in total testing volume. Additionally, during the six months ended June 30, 2026, the Company recognized a one-time recovery of previously paid sales and use taxes, which were recorded in Direct costs and expenses in prior years. The recovery of $0.4 million was recorded as a reduction to Direct costs and expenses during the three months ended March 31, 2026. This item is non-recurring and is not expected to continue in future periods. Excluding this one-time recovery, Direct costs and expenses would have increased $1.7 million, or 22%, compared to the six months ended June 30, 2025.

Research and development

Research and development expenses decreased $0.1 million, or 4%, and increased $0.3 million, or 5%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decrease in costs for the three months ended June 30, 2026 was primarily due to a reduction in internal expenses associated with employee compensation and benefit costs resulting from a decline in variable compensation. The increase in costs for the six months ended June 30, 2026 was primarily due to an increase in external costs associated with contracted services.

The following table summarizes our external and internal costs for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
External expenses:
Clinical trials and associated costs	$191	$501	$(310)	(62)%	$829	$1,003	$(174)	(17)%
Other external costs	932	651	281	43%	1,750	1,378	372	27%
Total external costs	1,123	1,152	(29)	(3)%	2,579	2,381	198	8%
Internal expenses	2,012	2,117	(105)	(5)%	3,841	3,758	83	2%
Total research and development expenses	$3,135	$3,269	$(134)	(4)%	$6,420	$6,139	$281	5%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $1.9 million, or 8%, and $5.7 million, or 13%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase in costs was primarily due to an increase in internal expenses associated with employee compensation and benefit costs resulting from an increase in headcount and variable compensation as well as an increase in external costs associated with sales and marketing educational and event expenses. These increases are due to the planned expansion of the sales team to support Lung Diagnostic sales growth, as well as to enhance Biodesix awareness and drive product adoption.

Non-operating Expenses

Interest expense

Interest expense increased $0.1 million, or 4%, and $0.4 million, or 10%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The interest expense for the three and six months ended June 30, 2026 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility. The increase is due to the Company drawing the Tranche C loan of $10.0 million in May 2025.

Change in fair value of warrant liability, net

On February 28, 2025, the Company entered into the Fifth Amendment to the Credit Agreement with Perceptive, whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan Commitment Termination Date was extended, providing continued availability to the Tranche C Loan through December 31, 2025. In addition, on the Tranche C Loan borrowing date, the Tranche C Warrants, as amended, would become vested and exercisable at an exercise price equal to $15.86, the Company's closing stock price on February 28, 2025. During the three months and six months ended June 30, 2025, the Company recorded a gain of $0.1 million and a loss of $0.3 million as a change in fair value of warrant liability through the condensed statements of operations due to changes in unobservable inputs. This was a result of changes in the probability of our ability to draw on the Tranche C Loan. The Tranche C Warrants were subsequently reclassified to equity during the three months ended June 30, 2025 in connection with the draw of the Tranche C Loan.

During the three and six months ended June 30, 2026, the Company recorded no change in fair value of warrant liability through the condensed statements of operations.

Other income, net

During the three and six months ended June 30, 2026, the Company recorded other income, net of $0.1 million and $0.5 million, respectively, primarily related to interest and other income. During the three and six months ended June 30, 2025, the Company recorded other income, net of $0.1 million and $0.2 million, respectively, primarily related to interest income.

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

On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. During the three and six months ended June 30, 2026, the Company raised approximately $6.7 million and $23.9 million, respectively ($6.5 million and $23.1 million, respectively, after deducting underwriting discounts, commissions and offering expenses payable), in gross proceeds from the sale of 440,511 and 2,211,614 common shares at a weighted average price per share of $15.14 and $10.80, respectively. The Company had remaining available capacity for share issuances of up to $18.8 million under the 2024 ATM Program as of June 30, 2026.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash flows (used in) provided by:
Operating activities	$(11,730)	$(15,170)
Investing activities	(398)	(232)
Financing activities	23,137	9,886
Net increase (decrease) in cash and cash equivalents and restricted cash	$11,009	$(5,516)

Our cash flows resulted in a net increase in cash and cash equivalents and restricted cash of $11.0 million during the six months ended June 30, 2026 as compared to a net decrease in cash of $5.5 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, net cash used in operating activities totaled $11.7 million, a decrease of approximately $3.4 million compared to the same period in 2025 primarily due to a year-over-year decrease in net loss from operations of $7.5 million, partially offset by unfavorable changes in net working capital of $3.7 million resulting from the timing of cash receipts from customers and payments to vendors.

Net cash used in investing activities during the six months ended June 30, 2026 totaled $0.4 million, a $0.2 million increase compared to the same period in 2025. The increase in net cash used in investing activities was primarily due to increases in purchases of property and equipment and capital expenditures.

Net cash provided by financing activities during the six months ended June 30, 2026 totaled $23.1 million, an increase of $13.3 million compared to the same period in 2025. The net cash provided by financing activities for the six months ended June 30, 2026 primarily resulted from $23.9 million in gross proceeds from the issuance of common stock under our 2024 ATM Program and $0.4 million in net proceeds from our ESPP, partially offset by payments of $0.8 million in equity financing costs and $0.3 million associated with our finance lease obligations. The net cash provided by financing activities for the six months ended June 30, 2025 primarily resulted from $10.0 million in net proceeds from the issuance of Tranche C under the Perceptive Term Loan Facility and $0.3 million in net proceeds from our ESPP, partially offset by payments of $0.4 million associated with our finance lease obligations.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of June 30, 2026 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$65,532	$6,413	$59,119	$—	$—
Operating lease obligations	39,518	4,353	8,925	8,909	17,331
Finance lease obligations	1,753	1,022	658	73	—
Total	$106,803	$11,788	$68,702	$8,982	$17,331

(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.
(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect on June 30, 2026.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2026, we have not entered into any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

In accordance with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Certain of these estimates significantly influence the portrayal of our financial condition and results of operations and require us to make difficult, subjective or complex judgments. Our critical accounting policies are described in greater detail below and in Note 2 to our condensed financial statements in Part I of this Quarterly Report on Form 10-Q as well as Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on February 26, 2026.

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents, marketable securities and our indebtedness, including our outstanding Perceptive Term Loan. As of June 30, 2026, we had $50.0 million outstanding on the Perceptive Term Loan Facility, which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of June 30, 2026, a hypothetical 100 basis point increase in interest rates would have an estimated $0.5 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

There were no changes to our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended June 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Supply Agreement between Biodesix, Inc. and Freenome, Inc. dated April 1, 2026.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Biodesix, Inc.

Date: August 5, 2026	By:	/s/ CHRISTOPHER C. VAZQUEZ
Christopher C. Vazquez
Chief Accounting Officer
(Principal Accounting Officer)