Form 10-Q
period 2026-09-30
BIODESIX INC
filed 2026-11-05
CIK 1439725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the Registrant had 11,088,511 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties, including but not limited to those set forth under this “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on February 26, 2026. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial condition, results of operations, business strategy and plans, and objectives of management for future operations, as well as statements regarding industry trends, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “should,” “will” or the negative of these terms or other similar expressions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

BIODESIX, INC.

Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$28,409	$18,987
Accounts receivable, net of allowance for credit losses of $121 and $62	9,117	9,036
Other current assets	4,609	4,495
Total current assets	42,135	32,518
Non‑current assets
Property and equipment, net	23,616	24,817
Intangible assets, net	2,531	3,883
Operating lease right-of-use assets	4,334	2,997
Goodwill	15,031	15,031
Other long-term assets	6,297	8,230
Total non‑current assets	51,809	54,958
Total assets	$93,944	$87,476

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,626	$3,080
Accrued liabilities	8,505	11,033
Deferred revenue	360	961
Current portion of operating lease liabilities	2,201	1,364
Current portion of notes payable	—	6
Other current liabilities	556	992
Total current liabilities	14,248	17,436
Non‑current liabilities
Long‑term notes payable, net of current portion	47,146	47,445
Long-term operating lease liabilities	23,093	24,039
Other long-term liabilities	782	1,021
Total non‑current liabilities	71,021	72,505
Total liabilities	85,269	89,941
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 authorized; 0 (2026 and 2025) issued and outstanding	—	—
Common stock, $0.001 par value, 200,000,000 authorized; 11,054,674 (2026) and 8,253,053 (2025) shares issued and outstanding	11	8
Additional paid‑in capital	529,524	495,289
Accumulated deficit	(520,860)	(497,762)
Total stockholders’ equity (deficit)	8,675	(2,465)
Total liabilities and stockholders’ equity (deficit)	$93,944	$87,476

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$24,041	$21,768	$76,457	$59,744
Operating expenses:
Direct costs and expenses	4,660	4,106	13,685	11,840
Research and development	2,994	2,992	9,414	9,131
Sales, marketing, general and administrative	22,499	21,714	71,042	64,573
Impairment loss on intangible assets	—	7	17	106
Total operating expenses	30,153	28,819	94,158	85,650
Loss from operations	(6,112)	(7,051)	(17,701)	(25,906)
Other (expense) income:
Interest expense	(2,002)	(2,074)	(5,961)	(5,657)
Change in fair value of warrant liability, net	—	—	—	(280)
Other income, net	82	409	564	558
Total other expense	(1,920)	(1,665)	(5,397)	(5,379)

Net loss	$(8,032)	$(8,716)	$(23,098)	$(31,285)
Net loss per share, basic and diluted	$(0.75)	$(1.16)	$(2.26)	$(4.24)
Weighted-average shares outstanding, basic and diluted	10,660	7,500	10,207	7,378

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Stockholders' Equity (Deficit)

(in thousands)

	Common Stock		Additional Paid‑In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance ‑ December 31, 2025	8,253	$8	$495,289	$(497,762)	$(2,465)
Issuance of common stock, net	1,771	2	16,667	—	16,669
Issuance of common stock under employee stock purchase plan	48	—	354	—	354
Exercise of stock options	—	—	1	—	1
Release of restricted stock units	35	—	—	—	—
Issuance of Sixth Amendment Warrants	—	—	1,251	—	1,251
Share‑based compensation	—	—	1,115	—	1,115
Net loss	—	—	—	(7,793)	(7,793)
Balance ‑ March 31, 2026	10,107	10	514,677	(505,555)	9,132
Issuance of common stock, net	441	1	6,456	—	6,457
Exercise of stock options	1	—	8	—	8
Release of restricted stock units	1	—	—	—	—
Share‑based compensation	—	—	820	—	820
Net loss	—	—	—	(7,273)	(7,273)
Balance - June 30, 2026	10,550	11	521,961	(512,828)	9,144
Issuance of common stock, net	249	—	6,348	—	6,348
Issuance of common stock under employee stock purchase plan	24	—	324	—	324
Exercise of stock options	2	—	39	—	39
Release of restricted stock units	1	—	—	—	—
Exercise of Perceptive Warrant, First Amendment Warrant, and Sixth Amendment Warrant	229	—	—	—	—
Share‑based compensation	—	—	852	—	852
Net loss	—	—	—	(8,032)	(8,032)
Balance - September 30, 2026	11,055	$11	$529,524	$(520,860)	$8,675

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

(a) All Common stock shares and related dollar information as well as Additional paid-in capital have been adjusted to reflect the 1-for-20 reverse stock split effective September 15, 2025.

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(23,098)	$(31,285)
Adjustments to reconcile net loss to net cash, cash equivalents, and restricted cash used in operating activities
Depreciation and amortization	4,182	4,283
Reduction (accretion) of lease right-of-use assets	29	(88)
Share‑based compensation expense	2,787	3,064
Change in fair value of warrant liability, net	—	280
Provision for credit losses	312	109
Accrued interest, amortization of debt issuance costs and other	995	971
Inventory excess and obsolescence	33	21
Impairment loss on intangible assets	17	106
Changes in operating assets and liabilities:
Accounts receivable	(394)	(4,139)
Other current assets	(52)	334
Other long-term assets	1,045	(130)
Accounts payable and other accrued liabilities	(3,041)	885
Deferred revenue	(686)	2,014
Current and long-term operating lease liabilities	(1,062)	(474)
Net cash, cash equivalents, and restricted cash used in operating activities	(18,933)	(24,049)

Cash flows from investing activities
Purchase of property and equipment	(833)	(173)
Patent costs and intangible asset acquisition, net	(165)	(126)
Net cash, cash equivalents, and restricted cash used in investing activities	(998)	(299)

Cash flows from financing activities
Proceeds from the issuance of common stock	30,448	5,000
Proceeds from issuance of common stock under employee stock purchase plan	678	497
Proceeds from exercise of stock options	48	—
Proceeds from term loan and notes payable	—	10,000
Repayment of term loan and notes payable	(6)	(16)
Payment of debt issuance costs	(39)	(30)
Equity financing costs	(960)	(188)
Other	(816)	(555)
Net cash, cash equivalents, and restricted cash provided by financing activities	29,353	14,708
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,422	(9,640)
Cash, cash equivalents, and restricted cash ‑ beginning of period	19,075	26,332
Cash, cash equivalents, and restricted cash ‑ end of period	$28,497	$16,692

The accompanying Notes are an integral part of these unaudited condensed financial statements.

BIODESIX, INC.

Condensed Statements of Cash Flows

(in thousands)

(Continued from the previous page)

Supplemental cash flow information:

	Nine Months Ended September 30,
	2026	2025
Equity financing costs included in accounts payable and other accrued liabilities	$14	$194
Operating lease right-of-use asset obtained in exchange for lease liabilities	952	732
Finance lease right-of-use assets obtained in exchange for lease liabilities	261	586
Cash paid for interest	4,963	4,686
Issuance of Sixth Amendment Warrants	1,251	—
Change in fair value of Perceptive Warrants	—	227
Reclassification of Tranche C warrants to additional paid-in capital	—	280
Purchases of property & equipment included in accounts payable and accrued liabilities	12	—

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

For a discussion of credit risk concentration of accounts receivable as of September 30, 2026 and December 31, 2025, see Note 9 – Revenue and Accounts Receivable Credit Concentration.

Restricted Cash

Restricted cash consists of deposits related to the Company’s corporate credit card. For both periods ended September 30, 2026 and December 31, 2025, the Company had $0.1 million of restricted cash which was included in ‘Other current assets’ in the accompanying condensed balance sheets.

Inventory

Inventory consists primarily of material supplies, which are consumed in the performance of assembly and testing services and charged to ‘Direct costs and expenses’. Inventory is stated at cost and reported within ‘Other current assets’ in the condensed balance sheets and was $1.2 million and $1.3 million as of September 30, 2026 and December 31, 2025, respectively. The Company recorded an insignificant reserve for excess inventory as of September 30, 2026 and December 31, 2025, respectively. During both the nine months ended September 30, 2026 and 2025, the Company recorded an insignificant amount to the condensed statements of operations for excess and obsolete inventory.

Leases

The Company has a cash refundable deposit, subject to incremental reductions over the term of the lease, to secure the performance of the Company’s obligations associated with the operating lease agreement with Centennial Valley Properties I, LLC and subsequently assigned to CVP I Owner LLC (see Note 7 – Leases). During the three months ended June 30, 2026, $1.0 million of the security deposit was refunded to the Company. As of September 30, 2026 and December 31, 2025, the Company had $4.0 million and $5.0 million recorded as a refundable deposit is reported within 'Other long-term assets' in the condensed balance sheets, respectively.

The Company holds and acts as a lessee under various finance lease agreements for laboratory equipment in Colorado and Kansas. As of September 30, 2026 and December 31, 2025, the Company had $2.2 million and $3.0 million recorded as net finance lease ROU assets within 'Other long-term assets' in the balance sheets.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Retirement Plan

The Company has a defined contribution retirement plan in which all employees are eligible to participate. The plan is intended to qualify under Section 401(k) of the Internal Revenue Code. Employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. Beginning in 2025, the Company began making discretionary employer matching contributions. During the three and nine months ended September 30, 2026, the Company's total contributions to the plan, net of forfeitures, were $0.1 million and $0.6 million, respectively. During the three and nine months ended September 30, 2025, the Company's total contributions to the plan, net of forfeitures, were $0.1 million and $0.6 million, respectively.

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

Note 4 - Fair Value

Recurring Fair Value Measurements

Our borrowing instruments are recorded at their carrying values in the condensed balance sheets, which may differ from their respective fair values. The fair value of borrowings as of September 30, 2026 and December 31, 2025 is primarily associated with the Perceptive Term Loan Facility entered into with Perceptive Credit Holdings IV, LP, in November 2022 and was determined using a discounted cash flow analysis, excluding the fair value of the Perceptive Warrant (as defined below) issued in conjunction with the transaction. The difference between the carrying value and fair value of the outstanding borrowings as of September 30, 2026 is due to a decrease in the associated discount rate of the debt as a result of improved Company performance. The carrying value of outstanding borrowings approximates the fair value as of December 31, 2025.

The table below presents the carrying and fair values of outstanding borrowings, which are classified as Level 2, as of the dates indicated (in thousands):

	As of
	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Borrowings	$47,146	$49,099	$47,451	$47,532

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The financial liabilities that are measured and recorded at estimated fair value on a recurring basis consist of contingent value rights granted to certain holders of our previously converted Series F Preferred Stock, which were accounted for as liabilities and remeasured through our condensed statements of operations and, prior to 2026, the warrant liabilities granted as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt). The fair values of these financial liabilities are classified as Level 3 in the fair value hierarchy, however, as of September 30, 2026 and December 31, 2025, there are no liability balances associated with contingent value rights or warrant liabilities.

The following table presents the changes in warrant liabilities for the nine months ended September 30, 2025 (in thousands):

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

On May 8, 2025, the Company exercised its ability to draw the Tranche C loan under the Perceptive Term Loan Facility for $10.0 million (the Tranche C Loan) pursuant to the Credit Agreement. As consideration for drawing the Tranche C Loan, the Company agreed to modify the previously agreed upon per share exercise price of $15.86 for the Tranche C Warrants to a new per share exercise price of $8.382, which was equal to the 10-day volume weighted average price (VWAP) of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. In connection with the Tranche C draw, the Company remeasured the Tranche C Warrants through the Tranche C Borrowing Date and recorded the change in fair value through the statement of operations. During the three and nine months ended September 30, 2025, the Company recorded no change in fair value and a loss of $0.3 million, respectively, as a change in fair value due to changes in unobservable inputs. Following the remeasurement of the Tranche C Warrants, we reclassified the fair value to additional paid-in capital (see Note 8 – Equity) and there are no remaining financial instruments classified as warrant liabilities.

Contingent Value Rights

In January 2016, the Company issued shares of Series F Preferred Stock (the Series F Offering) that were subsequently converted into common stock in connection with the Company's initial public offering in October 2020. In connection with the Series F Offering, investors who purchased more than their pro-rata amount in the financing received a calculated number of contingent value rights (CVRs). One CVR represents 0.00375% of the Company’s interest in the drug ficlatuzumab, which began a Phase 3 clinical trial in January 2024 (see Note 14 – Commitments and Contingencies below). In January 2016, the Company issued 3,999 CVRs, or 15% interest in the drug ficlatuzumab, originally valued at $0.5 million. The initial estimated value of the CVRs was recorded as a liability and as a reduction to the Series F proceeds. Subsequent to recoupment of our initial co-development costs, upon receipt of a milestone, royalty, or any other type of payment from the Company’s ownership rights in the drug, the Company is required to make a cash payment to the CVR holders equal to 15% of net proceeds, as defined. During the three and nine months ended September 30, 2026 and 2025,

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

the Company recorded no change in fair value due to the remote probability of receiving net proceeds in excess of our initial co-development costs.

Note 5 – Supplementary Balance Sheet Information

Property and equipment consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Lab equipment	$6,986	$6,423
Leasehold improvements	28,409	28,265
Computer equipment	1,140	1,075
Furniture and fixtures	1,135	1,122
Software	325	325
Vehicles	97	96
Construction in process	626	27
	38,718	37,333
Less accumulated depreciation	(15,102)	(12,516)
Total property and equipment, net	$23,616	$24,817

Depreciation expense related to property and equipment was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct costs and expenses	$146	$110	$353	$389
Selling, marketing, general and administrative	749	787	2,317	2,374
Total	$895	$897	$2,670	$2,763

Intangible assets, excluding goodwill, consist of the following (in thousands):

	September 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net Carrying Value	Cost	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Patents	$1,908	$(914)	$994	$1,953	$(1,003)	$950
Purchased technology	16,900	(15,491)	1,409	16,900	(14,084)	2,816
Intangible assets not subject to amortization
Trademarks	128	—	128	117	—	117
Total	$18,936	$(16,405)	$2,531	$18,970	$(15,087)	$3,883

Amortization expense related to definite-lived intangible assets was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct costs and expenses	$—	$1	$—	$2
Sales, marketing, general and administrative	504	508	1,512	1,518
Total	$504	$509	$1,512	$1,520

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Future estimated amortization expense of definite-lived intangible assets is (in thousands):

As of September 30, 2026
Remainder of 2026	$505
2027	1,060
2028	114
2029	113
2030	111
2031 and thereafter	500
Total	$2,403

Accrued liabilities consist of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Compensation related accruals	$5,418	$7,834
Accrued clinical trial expenses	515	767
Other expenses	2,572	2,432
Total accrued liabilities	$8,505	$11,033

Note 6 – Debt

Our long-term debt primarily consists of notes payable associated with our Perceptive Term Loan Facility, which is described in further detail below. Long-term notes payable were as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Perceptive Term Loan Facility	$50,000	$50,000
Other	—	6
Unamortized debt discount and debt issuance costs	(2,854)	(2,555)
	47,146	47,451
Less: current maturities	—	6
Long-term notes payable	$47,146	$47,445

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Interest Rate

The Perceptive Term Loan Facility will accrue interest at an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. As of September 30, 2026, the stated interest rate was approximately 12.92%.

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

As consideration for the Credit Agreement, on the Funding Date, the Company issued the Perceptive Warrant to purchase up to 250,000 shares of the Company's common stock, including the 150,000 Initial Warrants which are equity classified at a per share exercise price which was equal to $21.296, the 10-day VWAP of the Company’s common stock, on the business day immediately prior to the Closing Date of the Tranche A Loan. In connection with the Tranche B borrowing, additional warrants became exercisable into 50,000 shares of common stock which had a per share exercise price equal to $21.296, which was equal to the Initial Warrant exercise price (the Tranche B Warrants).

In addition to the Initial Warrants and Tranche B Warrants, additional warrants became exercisable into 50,000 shares of common stock concurrently with the borrowing date of the Tranche C Loan (the Tranche C Warrants). The Company initially accounted for the Tranche C Warrants as liabilities as the Tranche C Warrants did not meet the criteria for equity treatment (see Note 4 – Fair Value). As consideration for drawing the Tranche C Loan in May 2025, the Company agreed to modify the previously agreed upon per share exercise price of $21.296 for the Perceptive Warrant and per share exercise price of $32.508 for the 25,000 First Amendment Warrants, to purchase up to 275,000 shares of the Company's common stock, at a new per share exercise price of $8.382, which is equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. The modification of the per share exercise price resulted in an increase in the fair value of the Initial Warrants, Tranche B Warrants, and First Amendment Warrants of $0.2 million, which was recorded as a debt issuance cost and increase to Additional Paid-In Capital.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

revenue threshold amounts agreed to between the Company and Perceptive through and including the fiscal quarter ended December 31, 2028.

The Credit Agreement also contains certain customary Events of Default which include, among others, non-payment of principal, interest, or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material contracts, certain regulatory-related events and events constituting a change of control. As of September 30, 2026, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. The occurrence of an Event of Default could result in, among other things, the declaration that all outstanding principal and interest under the Perceptive Term Loan Facility are immediately due and payable in whole or in part.

On the Closing Date, the Initial Warrants and Tranche B and C Warrants were valued at $2.9 million and $0.1 million, respectively, using the Black-Scholes option-pricing model, estimated settlement probabilities and estimated exercise prices. As a result of the fees paid to Perceptive and the value of the Perceptive Warrant, the Company recognized a discount on the Perceptive Term Loan in the amount of $5.2 million. The First Amendment Warrants were valued at $0.7 million using the Black-Scholes option-pricing model which was recognized as a discount on the Perceptive Term Loan Facility. The Sixth Amendment Warrants were valued at $1.3 million using the Black-Scholes option-pricing model which was recognized as a discount on the Perceptive Term Loan Facility. The Company recorded the debt discount as a reduction to the principal amount of the debt which is amortized as interest expense over the remaining term of the debt.

Scheduled principal repayments (maturities) of long-term obligations were as follows (in thousands):

As of September 30, 2026
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

Under the Lease, the Company is leasing approximately 79,980 square feet at the Leased Premises. The Company will pay base rent over the life of the Lease beginning at approximately $227,000 per month and escalating, based on fixed escalation provisions, to approximately $326,000 per month, plus certain operating expenses and taxes. The Lease includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. During the three months ended September 30, 2022, a $5.0 million cash collateralized letter of credit under the operating lease agreement was released and the funds were subsequently transferred to the Landlord as a refundable deposit (subject to contingent reduction over the term of the lease) to secure the performance of the Company’s obligations. During the three months ended June 30, 2026, $1.0 million of the security deposit was refunded to the Company. The $4.0 million refundable deposit is included within 'Other long-term assets' in the condensed balance sheet as of September 30, 2026.

Operating lease expense for all operating leases was $0.6 million and $1.8 million for the three and nine months ended September 30, 2026, respectively. Operating lease expense for all operating leases was $0.6 million and $1.7 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the weighted-average remaining lease term and discount rate associated with our operating leases were 8.3 years and 11.4%, respectively.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Future minimum lease payments associated with our operating leases were as follows (in thousands):

As of September 30, 2026
Remainder of 2026	$1,071
2027	5,180
2028	4,463
2029	4,484
2030	4,453
2031 and thereafter	19,534
Total future minimum lease payments	39,185
Less amount representing interest	(13,891)
Total lease liabilities	$25,294

Note 8 – Equity

At-The-Market Program

The Company maintains an at-the-market (ATM) facility that enables equity financing on an ongoing basis at the Company’s discretion. On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (Securities Act), including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. During the three and nine months ended September 30, 2026, the Company raised approximately $6.6 million and $30.4 million, respectively ($6.3 million and $29.5 million, respectively, after deducting underwriting discounts, commissions and offering expenses payable), in gross proceeds from the sale of 248,827 and 2,460,441 common shares at a weighted average price per share of $26.37 and $12.38, respectively. The Company had remaining available capacity for share issuances of up to $12.2 million under the 2024 ATM Program as of September 30, 2026. Subsequent to September 30, 2026, the Company raised approximately $0.9 million in gross and net proceeds from the sale of 32,457 common shares at a weighted average price per share of $28.89.

Warrants

During 2018, the Company issued Series G warrants to purchase shares of convertible preferred stock in conjunction with the sale of certain convertible preferred shares and issuance of debt. The Series G warrants were immediately exercisable upon issuance and expire on February 23, 2028. Through the effective date of the Company’s initial public offering (IPO) in October 2020, the Series G warrants were remeasured to an estimate of fair value using a Black-Scholes option-pricing model. As a result of the Company’s IPO, the Series G warrants were automatically converted to warrants to purchase 5,166 shares of common stock with a weighted average exercise price of $89.04 and were also transferred to additional paid-in capital. All Series G warrants remain outstanding as of September 30, 2026.

On November 21, 2022, as consideration for the Perceptive Term Loan Facility (see Note 6 – Debt), the Company issued the Perceptive Warrant to purchase up to 250,000 shares of the Company's common stock, including the 150,000 Initial Warrants. The per share exercise price for the Initial Warrants was equal to $21.296. The Initial Warrants are equity classified and were immediately exercisable upon issuance and expire on November 21, 2032. The Initial Warrants were valued at $2.9 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 81.3%, a dividend yield of 0% and a risk-free interest rate of 3.67%.

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

On December 15, 2023 (the Tranche B Borrowing Date), the Company exercised its ability to draw the Tranche B loan (see Note 6 – Debt). In connection with the Tranche B draw, the Company remeasured the 50,000 Tranche B Warrants through the Tranche B Borrowing Date and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche B Warrants was equal to $21.296. The Tranche B Warrants

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

are now equity classified and immediately exercisable upon issuance and expire on December 15, 2033. The Tranche B Warrants were valued at $1.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 76.2%, a dividend yield of 0% and a risk-free interest rate of 3.91%.

As consideration for drawing the Tranche C Loan, the Company agreed to modify the previously agreed upon per share exercise price of $21.296 for the Perceptive Warrant and per share exercise price of $32.508 for the First Amendment Warrants, to purchase up to 275,000 shares of the Company's common stock, at a new per share exercise price of $8.382, which is equal to the 10-day VWAP of the Company’s common stock on May 9, 2025, the business day immediately preceding the Tranche C Loan borrowing date. The modification of the per share exercise price resulted in an increase in the fair value of the Initial Warrants, Tranche B Warrants, and First Amendment Warrants of $0.2 million, which was recorded as a debt issuance cost and increase to Additional Paid-In Capital.

On May 8, 2025, the Company exercised its ability to draw the Tranche C loan (see Note 6 – Debt). In connection with the Tranche C draw, the Company measured the 50,000 Tranche C Warrants through May 12, 2025 (the Tranche C Borrowing Date) and recorded the change in fair value through the statements of operations and, subsequently, reclassified the fair value to additional paid-in capital. The per share exercise price for the Tranche C Warrants is equal to $8.382. The Tranche C Warrants are now equity classified and immediately exercisable upon issuance and expire on May 12, 2035. The Tranche C Warrants were valued at $0.3 million using the Black-Scholes option-pricing model assuming an expected term of 10 years, a volatility of 72.1%, a dividend yield of 0% and a risk-free interest rate of 4.45%.

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

During the three months ended September 30, 2026, Perceptive exercised all 375,000 outstanding warrants associated with the Perceptive Warrant, First Amendment Warrants, and the Sixth Amendment Warrants on a cashless basis and received 228,691 shares of the Company's common stock. No Perceptive warrants remain outstanding as of September 30, 2026.

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

Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Diagnostic Tests	$23,055	$19,835	$70,695	$54,049
Development Services	986	1,933	5,762	5,695
Total revenues	$24,041	$21,768	$76,457	$59,744

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Deferred Revenue

Deferred revenue consists of cash payments from customers received or to be received in advance of delivery. As test results are delivered, the Company recognizes the deferred revenue in ‘Revenues’ in the condensed statements of operations. The Company had $1.0 million in ‘Deferred revenue’ recorded in the condensed balance sheet as of December 31, 2025, and $0.5 million was added throughout 2026 to ‘Deferred revenue’ for up-front cash payments while $1.1 million was recognized in revenues during the nine months ended September 30, 2026. The ‘Deferred revenue’ of $0.4 million recorded in the condensed balance sheet as of September 30, 2026 is expected to be recognized in revenues over the next twelve months as test results are delivered and services are performed. As of September 30, 2026 and December 31, 2025, the Company had an insignificant amount and $0.1 million, respectively, in non-current deferred revenue recorded within ‘Other long-term liabilities’ in the condensed balance sheets which represent amounts to be recognized in excess of twelve months from the respective balance sheet date.

The Company’s customers in excess of 10% of total revenue and their related revenue as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United Healthcare	11%	11%	10%	8%
Humana	10%	8%	10%	6%

In addition to the above table, we collect reimbursement on behalf of customers covered by Medicare, which accounted for 35% and 34% of the Company’s total revenue for the three and nine months ended September 30, 2026 compared to 30% and 34% for the three and nine months ended September 30, 2025.

The Company is subject to credit risk from its accounts receivable related to services provided to its customers. The Company’s third-party payors and other customers in excess of 10% of accounts receivable, and their related accounts receivable as a percentage of total accounts receivable were as follows:

	As of
	September 30, 2026	December 31, 2025
Medicare	23%	18%

Note 10 – Share-Based Compensation

The Company’s share-based compensation awards are issued under the 2020 Equity Incentive Plan (2020 Plan), the predecessor 2016 Equity Incentive Plan (2016 Plan) and 2006 Equity Incentive Plan (2006 Plan). Any awards that expire or are forfeited under the 2016 Plan or 2006 Plan become available for issuance under the 2020 Plan. As of September 30, 2026, 96,980 shares of common stock remained available for future issuance under the 2020 Plan.

Share-Based Compensation Expense

Share-based compensation expense reported in the Company’s condensed statements of operations was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct costs and expenses	$14	$25	$74	$90
Research and development	95	108	273	291
Sales, marketing, general and administrative	743	920	2,440	2,683
Total	$852	$1,053	$2,787	$3,064

The unrecognized remaining share-based compensation expense for options and RSUs was approximately $3.6 million as of September 30, 2026, and is expected to be amortized to expense over the next 2.2 years.

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

Stock Options

Stock option activity during the nine months ended September 30, 2026 was (in thousands, except weighted average exercise price and weighted average contractual life):

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2026	440	$33.48	7.8	$17
Granted	316	8.06	—	—
Forfeited/canceled	(23)	19.44	—	—
Exercised	(3)	18.62	—	—
Outstanding ‑ September 30, 2026	730	$22.98	8.0	$9,650
Exercisable ‑ September 30, 2026	378	$32.51	7.1	$3,445

The weighted average fair value of the stock options to purchase common stock granted during the nine months ended September 30, 2026 and 2025 was $6.43 and $5.97, respectively.

Restricted Stock Unit Activity

Restricted stock unit activity during the nine months ended September 30, 2026 was (in thousands, except weighted average grant date fair value per share):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding ‑ January 1, 2026	213	$29.74
Granted	39	6.46
Forfeited/canceled	—	—
Released	(37)	31.02
Outstanding ‑ September 30, 2026	215	$25.42

Employee Stock Purchase Plan

The ESPP provides for successive six-month offering periods beginning on September 1st and March 1st of each year. During the nine months ended September 30, 2026 and 2025, 72,269 shares and 48,604 shares were issued under the ESPP, respectively. The total number of shares available for grant under the ESPP as of September 30, 2026 was 59,904.

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

Basic and diluted loss per share as of the dates indicated below were (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to common stockholders	$(8,032)	$(8,716)	$(23,098)	$(31,285)

Denominator
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	10,660	7,500	10,207	7,378
Net loss per share, basic and diluted	$(0.75)	$(1.16)	$(2.26)	$(4.24)

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The following outstanding common stock equivalents were excluded from diluted net loss attributable to common stockholders for the periods presented because inclusion would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	730	436	730	436
Shares committed under ESPP	1	4	1	4
Warrants	5	280	5	280
Restricted stock units	215	215	215	215
Total	951	935	951	935

Note 12 – Income Taxes

Since inception, the Company has incurred net taxable losses, and accordingly, no provision for income taxes has been recorded. There was no cash paid for income taxes during the three and nine months ended September 30, 2026 and 2025.

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

Substantially all the Company’s revenue and all long-lived assets were derived or are located in the United States for the three and nine months ended September 30, 2026 and 2025. The measure of segment assets is reported on the balance sheet as total assets.

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

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

The CODM regularly reviews the following significant expenses and other segment items. A summary of the significant expenses and other segment items reported in the Company’s statements of operations as of the dates indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$24,041	$21,768	$76,457	$59,744
Less:
Direct costs and expenses (less employee related expenses and depreciation and amortization)	3,465	3,061	9,717	8,634
Employee related expenses (less share-based compensation expenses)	17,168	16,933	55,797	48,703
Contracted services expenses	1,888	1,511	5,269	5,691
Sales and marketing education and event expenses	1,915	1,748	6,361	5,601
Occupancy and equipment service expenses	1,041	1,129	3,011	3,079
Clinical trials and associated costs	446	284	1,275	1,287
Depreciation and amortization expense	1,399	1,406	4,182	4,283
Share-based compensation expenses	852	1,053	2,787	3,064
Interest expense	2,002	2,074	5,961	5,657
Change in fair value of warrant liability, net	—	—	—	280
Other segment items (1)	1,897	1,285	5,195	4,750
Net loss	$(8,032)	$(8,716)	$(23,098)	$(31,285)
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

In September 2020, the Company exercised its opt-out right with AVEO for the payment of 50% of development and regulatory costs for ficlatuzumab effective December 2, 2020 (the AVEO Effective Date). Following the AVEO Effective Date, the Company is entitled to a 10% royalty of net sales of ficlatuzumab and 25% of license income generated from the licensing of ficlatuzumab from AVEO. In September 2021, AVEO announced that the FDA has granted Fast Track Designation (FTD) to ficlatuzumab for the treatment of patients with relapsed or recurrent head and neck squamous cell carcinoma. In November 2021, AVEO also announced plans to initiate a registrational Phase 3 clinical trial for ficlatuzumab. On January 19, 2023, LG Chem, Ltd. (LG Chem) announced the acquisition of AVEO, which would become the US foundation for LG Chem Life Sciences' Oncology Division. In January 2024, LG Chem announced the initiation of the Phase 3 clinical trial (known as the "FIERCE-HN trial") for ficlatuzumab, which is currently on track for completion by the end of 2027 and, if approved by the FDA, LG Chem plans to launch the ficlatuzumab product in the global market, including the United States, in 2028. Ficlatuzumab is also being studied in a Phase 1b/2 clinical trial sub-study to evaluate the safety and preliminary efficacy of ficlatuzumab in combination with azacitidine and venetoclax in untreated acute myeloid leukemia. There were no royalties received related to this agreement for the three and nine months ended September 30, 2026 and 2025.

License Agreements

In August 2019, the Company entered into a non-exclusive license agreement with Bio-Rad (the Bio-Rad License). Under the terms of the Bio-Rad License, the Company received a non-exclusive license, without the right to grant sublicenses, to utilize certain of Bio-Rad’s intellectual property, machinery, materials, reagents, supplies and know-how necessary for the performance of Droplet Digital PCR™ (ddPCR) in cancer detection testing for third parties in the United States. There are no license fees related to this agreement. In

BIODESIX, INC.

Notes to Unaudited Condensed Financial Statements

May 2024, the Company amended the agreement to extend the Bio-Rad License from August 2024 to August 2026. In May 2026, the Company amended the agreement to extend the Bio-Rad License from August 2026 to August 2029. In August 2019, the Company also agreed to purchase all the necessary supplies and reagents for such testing exclusively from Bio-Rad, pursuant to a separately executed supply agreement (the Supply Agreement) with Bio-Rad. Either party may terminate for the other’s uncured material breach or bankruptcy events. Bio-Rad may terminate the Bio-Rad License if the Company does not purchase licensed products under the Supply Agreement for a consecutive twelve-month period or for any material breach by us of the Supply Agreement.

On May 13, 2021 (the CellCarta Effective Date), we reached agreement with CellCarta Biosciences Inc. (formerly “Caprion Biosciences, Inc.”) (the CellCarta License) on a new royalty bearing license agreement for the Nodify XL2 test. The parties agreed to terminate all prior agreements and replace with this new arrangement, which has a 1% fee on net sales made from the first commercial sale of the Nodify XL2 test to the CellCarta Effective Date as an upfront make-good payment covering past royalties due and a royalty rate of 0.675% on future Nodify XL2 test net sales worldwide for 15 years from the first commercial sale, ending in 2034. Royalty expense under the CellCarta License was $0.1 million and $0.3 million for the three and nine months ended September 30, 2026 and 2025.

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

Simultaneous with the execution of the Freenome Supply Agreement, the Company entered into a license agreement, on substantially the same terms as the prior license agreement between the parties, including a royalty payment related to the Nodify CDT test of 8% of recognized revenue for non-screening tests. Royalty expenses were $0.5 million and $1.4 million for the three and nine months ended September 30, 2026, respectively. Royalty expenses were $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Biodesix, Inc. is referred to throughout this Quarterly Report on Form 10-Q for the period ended September 30, 2026 (Form 10-Q) as “we”, “us”, “our” or the “Company”.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (Form 10-K) and the Condensed Financial Statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which provide additional information regarding our financial position, results of operations and cash flows. To the extent that the following MD&A contains statements which are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties, including but not limited to those set forth under the caption “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” of Part II in this Quarterly Report on Form 10-Q and those discussed in our other filings with the Securities and Exchange Commission (SEC), including the risks described in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed on February 26, 2026.

The following MD&A discussion is provided to supplement the Condensed Financial Statements as of September 30, 2026 and for the three and nine months then ended included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from period to period, and the primary factors that accounted for those changes.

Data for the three and nine months ended September 30, 2026 and 2025 has been derived from our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

•
Investment in clinical studies and product innovation to support growth. A significant aspect of our business is our investment in research and development, including the development of new products and our investments in clinical studies for our on-market and pipeline products. Our studies focus on generating evidence to support expanded payer coverage, commercial adoption, and regulatory approvals. Current efforts for our on market tests are focused primarily on clinical utility as well as understanding the economic impact of our tests in assisting with decisions related to patient management and the potential impact of our tests in reducing overall healthcare costs. Current efforts for our pipeline tests are focused primarily on clinical validation to support regulatory approvals and payer coverage.

The INSIGHT study was designed to expand our clinical understanding of the predictive and prognostic value of the VeriStrat test. On June 27, 2023, we completed enrollment of 5,000 patients with non-small cell lung cancer. All study participants currently enrolled in the study are expected to complete study follow-up by the end of 2026. The participant data will be monitored, and sites will be closed accordingly throughout 2026.

The ALTITUDE study is a randomized control study, launched during the fourth quarter 2020, seeking to further demonstrate the utility of the Nodify CDT and XL2 tests. Patient enrollment requirements were reached in July 2025. All study participants are in two-year follow-up.

The CLARIFY study is designed to confirm performance of the Nodify CDT and Nodify XL2 tests in diverse patient subgroups through a retrospective chart review of up to 4,000 patients that were tested in a real-world clinical setting. The study's intent is to expand the extensive evidence characterizing the validation and utility of Nodify Lung testing. The study was launched in the fourth quarter of 2024, and through September 30, 2026, the study has accrued over 2,250 patients.

Our clinical research has resulted in over 90 peer-reviewed publications for our tests. In addition to clinical studies, we are collaborating with investigators from multiple academic cancer centers. In June 2022, we announced the intent to develop a new novel molecular residual disease (MRD) test as part of a master sponsored research agreement (MSRA) with Memorial Sloan Kettering Cancer Center (MSK). In addition, the MSRA between MSK and the Company also includes the potential future development of other diagnostic tests aimed at improving the treatment of cancer. In March 2024, we announced a new master collaborative research agreement (MCRA) with MSK under which the teams will collaborate on a development plan for diagnostic tests aimed at improving the treatment of cancer. Biodesix will utilize its array of genomics, proteomics, and data mining capabilities with the aim of developing and commercializing oncology biomarker assays in collaboration with MSK. Bio-Rad Laboratories (Bio-Rad) will provide its industry-leading digital PCR assay technology in support of this important work.

On September 24, 2026, the Company announced strategic progress in two collaborative programs for tumor-informed and tumor-naïve MRD solutions intended to support cancer centers and clinical laboratories. The tumor-informed solution is the result of a multi-year collaboration with Bio-Rad and was previously announced. The tumor-naïve solution is a newly launched program with ThermoFisher Scientific that extends a collaboration for companion diagnostic validation and other development work. Both approaches will be validated by Biodesix in collaboration with key investigators at MSK and are designed to run on partner platforms already installed in laboratories around the world.

We also expect to incur research and development expenses to fund further innovation and develop new clinically relevant tests. On October 19, 2026, the Company announced the addition of Digital Diagnostics to our Lung Diagnostics strategy, establishing the foundation for a multimodal diagnostic platform that combines blood-based biomarkers, imaging biomarkers, and artificial intelligence. The first product, a radiomics-based test for lung nodule risk assessment developed with Vanderbilt University and Vanderbilt Health, is designed to complement the Nodify Lung portfolio and represents the next phase of innovation in lung diagnostics. In addition, the Company announced a new clinical study, STRATIFY, that will prospectively collect patient management and outcomes data for the Nodify Lung Risk Assessment strategy as well as incorporate an exploratory blinded radiomics classifier test. This study will generate one of the first proprietary matched datasets of blood-based biomarkers, imaging-based biomarkers, and clinical outcomes. The STRATIFY study is a multi-site study that will collect at least 1,000 patients and is expected to open in late 2026.

We believe these studies, collaborative arrangements, and the continued development of our product pipeline are critical to gaining physician adoption and driving favorable coverage decisions by payers and expect our investments in research and development to increase.

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

While each of these areas presents significant opportunities for us, they also pose significant risks and challenges that we must address. See Part II, Item 1A. “Risk Factors” for more information.

Third Quarter 2026 Financial and Operational Highlights

The following were significant developments affecting our business, capital structure and liquidity during the three months ended September 30, 2026 as compared to the same period in 2025 unless otherwise noted:

•
Diagnostic Testing revenue was $23.0 million in the third quarter, representing 16% growth, driven by a 24% increase in test volumes to 19,400, partially offset by lower average revenue per test year-over-year. The lower average revenue per test was primarily attributable to a larger percentage of total lung test volume from Nodify CDT;
•
Development Services revenue of $1.0 million in the third quarter 2026, as compared to $1.9 million in the prior year period, reflecting timing of project completion and revenue recognition;
•
Total revenue of $24.0 million in the third quarter 2026, an increase of 10% over the prior year comparable period;
•
Gross margin of 81% in the third quarter was flat compared to the prior year comparable period. The Company continues to deliver strong gross margins driven by higher Diagnostic Testing volumes and continued optimization of laboratory workflows, resulting in a lower cost per test;
•
Operating expenses (excluding direct costs and expenses) of $25.5 million for the third quarter 2026, an increase of 3% compared to the prior year comparable period.
o
Includes non-cash stock compensation expense of $0.9 million during the third quarter 2026, a decrease of 19% versus the prior year comparable period;
•
Net loss of $8.0 million for the third quarter 2026, an improvement of 8% over the prior year comparable period;
•
Cash and cash equivalents of $28.4 million, a decrease of $1.6 million as compared to the period ending June 30, 2026. Change in cash included $6.3 million of net proceeds from our at-the-market program.

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

Non-Operating Expenses

Interest Expense and Interest Income

For the three and nine months ended September 30, 2026 and 2025 interest expense primarily consists of cash and non-cash interest from the Perceptive Term Loan Facility. Interest income, which is included in ‘Other income, net’ in the condensed statements of operations, consists of income earned on our cash and cash equivalents.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues	$24,041	$21,768	$2,273	10%	$76,457	$59,744	$16,713	28%
Operating expenses
Direct costs and expenses	4,660	4,106	554	13%	13,685	11,840	1,845	16%
Research and development	2,994	2,992	2	0%	9,414	9,131	283	3%
Sales, marketing, general and administrative	22,499	21,714	785	4%	71,042	64,573	6,469	10%
Impairment loss on intangible assets	—	7	(7)	(100)%	17	106	(89)	(84)%
Total operating expenses	30,153	28,819	1,334	5%	94,158	85,650	8,508	10%
Loss from operations	(6,112)	(7,051)	939	13%	(17,701)	(25,906)	8,205	32%
Other (expense) income
Interest expense	(2,002)	(2,074)	72	3%	(5,961)	(5,657)	(304)	(5)%
Change in fair value of warrant liability, net	—	—	—	—%	—	(280)	280	100%
Other income, net	82	409	(327)	(80)%	564	558	6	1%
Total other expense	(1,920)	(1,665)	(255)	(15)%	(5,397)	(5,379)	(18)	(0)%
Net loss	$(8,032)	$(8,716)	$684	8%	$(23,098)	$(31,285)	$8,187	26%

Share-based compensation (1)	$852	$1,053	$(201)	(19)%	$2,787	$3,064	$(277)	(9)%
(1)
Amounts represent share-based compensation expense reported in the Company’s results of operations above.

Revenues

We generate revenue by providing laboratory testing of our diagnostic tests and services. Our revenues for the periods indicated were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenues
Diagnostic Tests	$23,055	$19,835	$3,220	16%	$70,695	$54,049	$16,646	31%
Development Services	986	1,933	(947)	(49)%	5,762	5,695	67	1%
Total revenues	$24,041	$21,768	$2,273	10%	$76,457	$59,744	$16,713	28%

Total revenues increased $2.3 million, or 10%, and $16.7 million, or 28%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.

Diagnostic Tests revenue increased $3.2 million, or 16%, and $16.6 million, or 31%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases are primarily due to an increase of $3.2 million and $16.5 million, respectively, in the Nodify Lung Nodule Risk Assessment testing strategy driven by increases in tests delivered as our sales efforts continue to focus on Nodify CDT and XL2 tests.

Development Services revenue decreased $0.9 million, or 49%, and increased $0.1 million, or 1%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease in revenue for the three months ended September 30, 2026 was primarily due to timing of sample receipts in the current year and the recognition of revenue from significant contracts in the prior year period. The increase in revenue for the nine months ended September 30, 2026 was primarily a result of delivering against our expanding book of contracted business and securing new agreements.

Operating Expenses

Direct costs and expenses

Direct costs and expenses related to revenue increased $0.6 million, or 13%, and $1.8 million, or 16%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily driven by an increase in total testing volume. Additionally, during the nine months ended September 30, 2026, the Company recognized a one-time recovery of previously paid sales and use taxes, which were recorded in Direct costs and expenses in prior years. The recovery of $0.4 million was recorded as a reduction to Direct costs and expenses during the three months ended March 31, 2026. This item is non-recurring and is not expected to continue in future periods. Excluding this one-time recovery, Direct costs and expenses would have increased $2.2 million, or 19%, compared to the nine months ended September 30, 2025.

Research and development

Research and development expenses were flat and increased $0.3 million, or 3%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in costs for the nine months ended September 30, 2026, was primarily due to an increase in external costs associated with contracted services, partially offset by a decrease in internal expenses related to compensation and benefit costs.

The following table summarizes our external and internal costs for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
External expenses:
Clinical trials and associated costs	$446	$284	$162	57%	$1,275	$1,287	$(12)	(1)%
Other external costs	927	834	93	11%	2,677	2,212	465	21%
Total external costs	1,373	1,118	255	23%	3,952	3,499	453	13%
Internal expenses	1,621	1,874	(253)	(14)%	5,462	5,632	(170)	(3)%
Total research and development expenses	$2,994	$2,992	$2	0%	$9,414	$9,131	$283	3%

Sales, marketing, general and administrative

Sales, marketing, general and administrative expenses increased $0.8 million, or 4%, and $6.5 million, or 10%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase in costs was primarily due to an increase in internal expenses associated with employee compensation and benefit costs resulting from an increase in headcount and variable compensation as well as an increase in external costs associated with sales and marketing educational and event expenses. These increases are due to the planned expansion of the sales team to support Lung Diagnostic sales growth, as well as to enhance Biodesix awareness and drive product adoption.

Non-operating Expenses

Interest expense

Interest expense decreased $0.1 million, or 3%, and increased $0.3 million, or 5%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The interest expense for the three and nine months ended September 30, 2026 is primarily related to interest and amortization of debt issuance costs associated with the Perceptive Term Loan Facility. The decrease for the three months ended September 30, 2026 is due to reductions in the variable interest rate compared to the same period in 2025. The increase for the nine months ended September 30, 2026 is due to the Company drawing the Tranche C loan of $10.0 million in May 2025.

Change in fair value of warrant liability, net

On February 28, 2025, the Company entered into the Fifth Amendment to the Credit Agreement with Perceptive, whereby subject to the terms and conditions of the Fifth Amendment, the Tranche C Loan Commitment Termination Date was extended, providing continued availability to the Tranche C Loan through December 31, 2025. In addition, on the Tranche C Loan borrowing date, the Tranche C Warrants, as amended, would become vested and exercisable at an exercise price equal to $15.86, the Company's closing stock price on February 28, 2025. During the three months and nine months ended September 30, 2025, the Company recorded no change and a loss of $0.3 million as a change in fair value of warrant liability through the condensed statements of operations due to changes in unobservable inputs. This was a result of changes in the probability of our ability to draw on the Tranche C Loan. The Tranche C Warrants were subsequently reclassified to equity during the three months ended June 30, 2025 in connection with the draw of the Tranche C Loan.

During the three and nine months ended September 30, 2026, the Company recorded no change in fair value of warrant liability through the condensed statements of operations.

Other income, net

During the three and nine months ended September 30, 2026, the Company recorded other income, net of $0.1 million and $0.6 million, respectively, primarily related to interest and other income. During the three and nine months ended September 30, 2025, the Company recorded other income, net of $0.4 million and $0.6 million, respectively, primarily related to interest and other income.

Liquidity and Capital Resources

Thus far in our operating history, we have yet to generate annual positive cash flows from operations. We have funded our operations to date principally from net proceeds from the sale of our common stock, the sale of convertible preferred stock, revenue from diagnostic testing and services, and the incurrence of indebtedness.

On November 16, 2022, the Company entered into a Credit Agreement and Guaranty (the Credit Agreement) with Perceptive Credit Holdings IV, LP (Perceptive) as lender and administrative agent (the Lender) for up to $50.0 million, with funding of $30.0 million and the issuance of warrants exercisable into 150,000 shares of the Company’s common stock occurring on November 21, 2022, and two additional contingently issuable tranches of $10.0 million each subject to certain terms and conditions, including revenue milestones. During the three months ended December 31, 2023, the Company met the conditions precedent associated with the Tranche B Loan and, on December 15, 2023, the Company exercised its ability to draw the Tranche B loan for $10.0 million (the Tranche B Loan). The Tranche C loan had a prior commitment date through September 30, 2024 and, as of that date, the Company did not exercise its ability to draw the Tranche C loan. On February 28, 2025, the Company entered into the Fifth Amendment to the Credit Agreement, whereby subject to the terms and conditions, the Tranche C Loan Commitment Termination Date was extended, providing continued availability to the Tranche C Loan through December 31, 2025. On May 8, 2025, the Company exercised its ability to draw the Tranche C loan for $10.0 million.

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

On November 1, 2024, the Company filed a shelf registration statement on Form S-3 and entered into a new sales agreement with a financial institution, pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million, subject to terms and conditions (the 2024 ATM Program). The shares of common stock offered pursuant to the 2024 ATM Program will be offered and sold by the Company pursuant to its registration statement on Form S-3 which became effective with the SEC on November 12, 2024. Sales of common stock under the 2024 ATM Program, if any, will be made at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act, including sales made directly on the NASDAQ Global Market, or any other existing trading market for our common stock. During the three and nine months ended September 30, 2026, the Company raised approximately $6.6 million and $30.4 million, respectively ($6.3 million and $29.5 million, respectively, after deducting underwriting discounts, commissions and offering expenses payable), in gross proceeds from the sale of 248,827 and 2,460,441 common shares at a weighted average price per share of $26.37 and $12.38, respectively. The Company had remaining available capacity for share issuances of up to $12.2 million under the 2024 ATM Program as of September 30, 2026. Subsequent to September 30, 2026, the Company raised approximately $0.9 million in gross and net proceeds from the sale of 32,457 common shares at a weighted average price per share of $28.89.

Cash Flows

The following summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash flows (used in) provided by:
Operating activities	$(18,933)	$(24,049)
Investing activities	(998)	(299)
Financing activities	29,353	14,708
Net increase (decrease) in cash and cash equivalents and restricted cash	$9,422	$(9,640)

Our cash flows resulted in a net increase in cash and cash equivalents and restricted cash of $9.4 million during the nine months ended September 30, 2026 as compared to a net decrease in cash of $9.6 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, net cash used in operating activities totaled $19.0 million, a decrease of approximately $5.0 million compared to the same period in 2025 primarily due to a year-over-year decrease in net loss from operations of $8.2 million, partially offset by unfavorable changes in net working capital of $2.7 million resulting from the timing of cash receipts from customers and payments to vendors.

Net cash used in investing activities during the nine months ended September 30, 2026 totaled $1.0 million, an increase of $0.7 million compared to the same period in 2025. The increase in net cash used in investing activities was primarily due to increases in purchases of property and equipment and capital expenditures.

Net cash provided by financing activities during the nine months ended September 30, 2026 totaled $29.4 million, an increase of $14.6 million compared to the same period in 2025. The net cash provided by financing activities for the nine months ended September 30, 2026 primarily resulted from $30.4 million in gross proceeds from the issuance of common stock under our 2024 ATM Program and $0.7 million in net proceeds from our ESPP, partially offset by payments of $1.0 million in equity financing costs and $0.8 million associated with our finance lease obligations. The net cash provided by financing activities for the nine months ended September 30, 2025 primarily resulted from $10.0 million in net proceeds from the issuance of Tranche C under the Perceptive Term Loan Facility, $4.8 million net proceeds from the issuance of common stock under our ATM facility, and $0.5 million in net proceeds from our ESPP, partially offset by payments of $0.6 million associated with our finance lease obligations.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations and commitments as of September 30, 2026 (in thousands):

	Payments due by period (1)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Borrowings and interest (2)	$64,212	$6,550	$57,662	$—	$—
Operating lease obligations	39,185	4,951	9,121	8,898	16,215
Finance lease obligations	1,543	681	763	99	—
Total	$104,940	$12,182	$67,546	$8,997	$16,215

(1)
Royalty payments that we may owe are not included as the amount and timing of such payments is uncertain.

(2)
Includes the Perceptive Term Loan payments of principal and interest. Interest amounts associated with the Perceptive Term Loan are variable and estimated based on the interest rate in effect on September 30, 2026.

There have been no other significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2026, we have not entered into any off-balance sheet arrangements.

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

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which: (i) the market value of our common shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

We are exposed to market risk for changes in interest rates related primarily to our cash and cash equivalents and our indebtedness, including our outstanding Perceptive Term Loan. As of September 30, 2026, we had $50.0 million outstanding on the Perceptive Term

Loan Facility, which has an annual rate equal to the greater of (a) forward-looking one-month term SOFR as posted by CME Group Inc. and (b) 3.0% per annum, plus an applicable margin of 9.0%. Historically, we have not entered into derivative agreements such as interest rate caps and swaps to manage our floating interest rate exposure.

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

As of September 30, 2026, a hypothetical 100 basis point increase in interest rates would have an estimated $0.5 million impact per year on our financial position and results of operations, based on the current Perceptive Term Loan principal remaining outstanding through maturity.

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

There were no changes to our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 12, 2026, Perceptive exercised all 375,000 outstanding warrants associated with the Perceptive Warrant, First Amendment Warrants, and the Sixth Amendment Warrants on a cashless basis and received 228,691 shares of the Company's common stock.

No underwriters were involved in the foregoing sale of securities. The common stock issued upon exercise of the Perceptive Warrant, First Amendment Warrants, and the Sixth Amendment Warrants was issued in reliance upon the exemption from registration provided by Section 3(a)(9) under the Securities Act. The resale by Perceptive of the common stock issued upon exercise of these warrants was registered with the Securities and Exchange Commission on Form S-3 (Registration No. 333-296122), filed on May 21, 2026. We will not receive any proceeds from resales by Perceptive.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement during the quarter ended September 30, 2026.

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

Biodesix, Inc.

Date: November 5, 2026	By:	/s/ CHRISTOPHER C. VAZQUEZ
Christopher C. Vazquez
Chief Accounting Officer
(Principal Accounting Officer)